Form 10-Q/A
period 1993-09-30
WASHINGTON BANCORP INC
filed 1994-01-31
CIK 811553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A1

       Items 1 and 2 to Part I are restated herein in their entirety to reflect changes made in the Notes to Consolidated Financial Statements (unaudited) and in Management's Discussion and Analysis. No substantive changes were made in the Items of Part II.

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1993.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_______.

     Commission file number: 0-15826


                            Washington Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       22-2800126
     -------------------------------                    ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification)

     101  Washington  Street,  Hoboken , New Jersey            07030
     ---------------------------------------------------------------------
     (Address of principal executive offices)                (zip code)

                                 (201) 659-0013
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 YES ___X___ NO _____

Number of shares of common stock, par value $.10 per share, outstanding as of September 30, 1993: 2,307,187.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              PAGE

Consolidated Financial Statements of Washington Bancorp, Inc.

       Consolidated Balance Sheets - September 30, 1993(unaudited)
          and December 31, 1992                                              3

       Consolidated Statements of Income - For the three and nine
          months ended September 30, 1993 and 1992(unaudited)                4

       Consolidated Statements of Cash Flows - For the nine months ended
          September 30, 1993 and 1992(unaudited)                             5

       Notes to Consolidated Financial Statements(unaudited)                 7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13



                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                  26

Item 2.  Changes in Securities                                              26

Item 3.  Defaults Upon Senior Securities                                    26

Item 4.  Submission of Matters to a Vote of Security Holders                26

Item 5.  Other Information                                                  26

Item 6.  Exhibits and Reports on Form 8-K                                   26


Washington Bancorp, Inc. & Subsidiary                                             September 30,     December 31,
Consolidated Balance Sheets                                                           1993              1992
                                                                                 -------------     -------------
                                                                                  (unaudited)
Assets
Cash and due from banks                                                           $ 5,150,674       $ 4,336,433
Federal funds sold                                                                  2,200,000         3,000,000
Investment securities:
  Held-for-sale (market value $41,051,000 and $1,954,000)                          40,441,214         1,936,700
  Held-to-maturity (market value $17,218,000 and $57,430,000)                      16,862,201        56,793,662
Mortgage -backed securities:
  Held-for-sale (market value $8,927,000)                                           8,924,240                -
  Held-to-maturity (market value of $11,455,000 and $7,197,000)                    11,480,652         7,213,343
Loans:
  Held-for-sale (market value $5,322,000 and $9,032,000)                            5,152,589         9,000,000
  In portfolio, (net of allowance for losses of $2,855,000 and $2,776,000)       178,737,499       182,500,728
Other real estate owned ("REO"), net                                                7,799,263        12,998,022
Accrued interest receivable                                                         2,415,992         2,606,893
Premises and equipment, net                                                         2,707,938         2,840,090
Federal Home Loan Bank stock, at cost                                               1,711,300         1,632,000
Income tax refund receivable                                                                -           320,000
Deferred income tax asset                                                             550,000           250,000
Other assets                                                                          463,468           342,758
                                                                                 ------------      ------------
    TOTAL ASSETS                                                                 $284,597,030      $285,770,629
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Liabilities:
  Interest-bearing deposits                                                      $239,251,337      $244,249,625
  Noninterest-bearing deposits                                                      9,079,623         8,373,055
                                                                                 ------------      ------------
    Total deposits                                                                248,330,960       252,622,680

  Advances from Federal Home Loan Bank ("FHLB")                                       400,000                 -
  Mortgage escrow deposits                                                          2,085,776         1,393,709
  Accrued interest payable                                                            222,814           336,657
  Other liabilities                                                                 1,212,464           948,538
                                                                                 ------------      ------------
    TOTAL LIABILITIES                                                             252,252,014       255,301,584
                                                                                 ------------      ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.10 per share, 3,000,000 shares
    authorized, no shares issued and outstanding                                            -                 -
  Common stock, par value $.10 per share, 6,000,000 shares
    authorized, 2,307,187 shares issued and outstanding                               230,718           230,718
  Paid-in capital                                                                  22,498,778        22,498,778
  Retained earnings                                                                 9,750,520         7,919,549
                                                                                 ------------      ------------
                                                                                   32,480,016        30,649,045

    Deferred compensation-Management Recognition and Retention Plan ("MRP")          (135,000)         (180,000)






                                                                                 ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                                     32,345,016        30,469,045
                                                                                 ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $284,597,030      $285,770,629
                                                                                 ============      ============

See notes to consolidated financial statements

Washington Bancorp, Inc. & Subsidiary
Consolidated Statements Of Income (unaudited)                 Three months ended               Nine months ended
                                                                 September 30,                   September 30,
                                                          ------------------------------ ---------------------------
                                                                 1993          1992          1993           1992
Interest income:                                             ------------  ------------  ------------  -------------
  Loans, including fees                                       $3,632,422    $4,529,252    $11,320,137   $13,859,957
  U.S. Treasury obligations                                      453,327       757,124     1,062,337      2,545,549
  Mortgage-backed securities                                     342,901        56,899       776,169         63,148
  Federal funds sold                                              48,167        57,295       144,607        243,149
  Dividends                                                       30,194        30,600       105,650        103,806
  Due from banks                                                  11,197        10,310        35,536         33,420
  Other investment securities                                    115,587             -       659,963              -
                                                              ----------    ----------    ----------    -----------
  Total interest income                                        4,633,795     5,441,480    14,104,399     16,849,029
                                                              ----------    ----------    ----------    -----------
Interest expense:
  Deposits                                                     2,148,280     2,890,948     6,812,063      9,525,288
  Borrowed funds                                                   4,921             -        12,889          1,350
                                                              ----------    ----------    ----------    -----------
  Total interest expense                                       2,153,201     2,890,948     6,824,952      9,526,638
                                                              ----------    ----------    ----------    -----------
    Net interest income                                        2,480,594     2,550,532     7,279,447      7,322,391
Provision for losses on loans                                     50,000       400,000       350,000        750,000
                                                              ----------    ----------    ----------    -----------
  Net interest income after provision for losses on loans      2,430,594     2,150,532     6,929,447      6,572,391
                                                              ----------    ----------    ----------    -----------
Other income:
  Service charges on deposit accounts                             44,127        46,023       131,664        138,743
  Gain on sale of loans,net                                       (2,728)      131,513       141,205        196,845
  Security gains, net                                                  -     1,196,890        29,662      1,211,774
  Other                                                           65,594        87,639       334,698        217,515
                                                              ----------    ----------    ----------    -----------
  Total other income                                             106,993     1,462,065       637,229      1,764,877
                                                              ----------    ----------    ----------    -----------
Other expenses:
  Salaries and employee benefits                                 814,474       869,012     2,605,238      2,709,481
  REO expense, net                                               371,622       251,273       922,965        615,437
  Occupancy and equipment expenses, net                          224,442       282,448       633,250        837,151
  Federal Deposit Insurance Corporation ("FDIC") assessment      162,406       148,683       528,110        448,372
  Security losses, net                                            12,790             -             -              -
  Other                                                          465,136       536,948     1,661,142      1,853,757
                                                              ----------    ----------    ----------    -----------
  Total other expenses                                         2,050,870     2,088,364     6,350,705      6,464,198
                                                              ----------    ----------    ----------    -----------
    Income before income taxes, extraordinary item and
      cumulative effect of change in accounting  principle       486,717     1,524,233     1,215,971      1,873,070
    Income tax (expense)/benefit                                (179,000)     (559,000)      315,000       (639,000)
                                                              ----------    ----------    ----------    -----------
    Income before extraordinary item and cumulative effect
      of change in accounting principle                          307,717       965,233     1,530,971      1,234,070

    Extraordinary item                                                 -       481,000             -        556,000
    Cumulative effect of change in accounting principle                -             -       300,000              -
                                                              ----------    ----------    ----------    -----------
      NET INCOME                                              $  307,717    $1,446,233    $1,830,971    $ 1,790,070
                                                              ==========    ==========    ==========    ===========
    Income per share:

      Income before extraordinary item and cumulative
        effect of change in accounting principle              $     0.14   $      0.43   $      0.68   $       0.55
      Extraordinary item                                               -          0.21             -           0.24
      Cumulative effect of change in accounting principle              -             -          0.13              -
                                                              ----------    ----------    ----------    -----------
      Earnings Per Share                                      $     0.14    $     0.64    $     0.81    $      0.79
                                                              ==========    ==========    ==========    ===========
    Weighted average number of shares outstanding              2,271,965     2,267,868     2,270,312      2,266,775
                                                              ==========    ==========    ==========    ===========


See notes to consolidated financial statements


Washington Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)                                                                          Nine months ended September 30,
                                                                                    -------------------------------
                                                                                          1993           1992
                                                                                    -------------   ------------
Cash Flows from Operating Activities:
  Interest received                                                                 $  15,533,572   $ 17,431,666
  Loan fees received                                                                      216,988        306,909
  Service charges on deposits received                                                    131,664        138,743
  Miscellaneous other income received                                                     198,297        217,515
  Income tax refund received                                                              868,577              -
  Income taxes paid                                                                      (320,858)             -
  Interest paid                                                                        (6,938,795)    (9,871,103)
  Cash paid to employees and for other expenses                                        (5,329,849)    (5,682,815)
                                                                                    -------------   ------------
    Net cash provided by operating activities                                           4,359,596      2,540,915
                                                                                    -------------   ------------

Cash Flows from Investing Activities:
  Proceeds from maturity of term federal funds sold                                             -      9,000,000
  Proceeds from sales of investment securities                                          8,998,633     54,475,594
  Proceeds from maturities of investment securities                                    32,685,721              -
  Purchase of investment securities                                                    (2,452,068)   (44,061,650)
  Proceeds from sales of mortgage-backed securities                                     2,036,602      1,533,314
  Principal collected on mortgage-backed securities                                     3,908,202         30,018
  Purchase of mortgage-backed securities                                              (14,618,435)    (7,785,292)
  Proceeds from sales of securites held for sale                                          955,323              -
  Proceeds from maturities of securities held for sale                                  2,308,118              -
  Purchase of securities held for sale                                                (47,151,187)             -
  Proceeds from sales of mortgage loans held for sale                                   5,141,205     15,717,358
  Purchase of loans                                                                             -    (10,086,000)
  Net decrease/(increase) in loans                                                      3,467,940     (8,583,910)
  Recoveries on loans charged-off                                                         196,841        206,209
  Capital expenditures                                                                    (61,810)      (252,866)
  Proceeds from sales of REO, net of financed sales and closing costs                   3,518,513        718,096
  Proceeds from redemption of FHLB stock                                                        -        520,300
  Purchase of FHLB Stock                                                                  (79,300)             -
                                                                                    -------------   ------------
    Net cash (used in)/provided by investing activities                                (1,145,702)    11,431,171
                                                                                    -------------   ------------

Cash Flows from Financing Activities:
  Net increase in savings and transaction accounts                                      4,973,513     12,100,363
  Net decrease in certificates of deposit                                              (9,265,233)   (17,931,159)
  Net increase in mortgage escrow deposits                                                692,067        412,810
  Advances from FHLB                                                                      400,000              -
                                                                                    -------------   ------------
    Net cash used in financing activities                                              (3,199,653)    (5,417,986)
                                                                                    -------------   ------------

Net Increase in Cash and Cash Equivalents                                                  14,241      8,554,100

Cash and Cash Equivalents, beginning of period                                          7,336,433     13,970,190
                                                                                    -------------   ------------

Cash and Cash Equivalents, end of period                                            $   7,350,674   $ 22,524,290
                                                                                    =============   ============

    See notes to consolidated financial statements


Washington Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)                                    Nine months ended September 30,
(Unaudited)                                                                         -------------------------------
                                                                                          1993           1992
                                                                                    --------------- --------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income                                                                          $   1,830,971   $  1,790,070
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                            193,962        306,419
  Provision for losses on loans and REO                                                 1,018,942      1,206,901
  Recognition of deferred compensation expense                                             45,000        141,600
  Deferred loan fees                                                                     (138,891)       (82,342)
  Deferred taxes                                                                         (300,000)             -
  Gain on sales of investment and mortgage-backed securities                              (29,662)    (1,245,588)
  Loss on sales of investment and mortgage-backed securities                                    -        33,814
  Gain on sales of mortgages                                                             (141,205)      (196,845)
  Gain on sales of REO                                                                   (378,799)      (349,930)
  Loss on sales of REO                                                                    124,853         32,879
  Premium amortization, net of discount earned                                          1,594,151        575,774
  Changes in operating assets and liabilities:
    Decrease in income tax refund receivable                                              320,000              -
    Decrease in accrued interest receivable                                               190,901        396,114
    Increase in other assets                                                             (120,710)       (63,623)
    Decrease in accrued interest payable                                                 (113,843)      (344,465)
    Increase in other liabilities                                                         263,926        340,137
                                                                                    -------------   ------------
Net cash provided by operating activities                                           $   4,359,596   $  2,540,915
                                                                                    =============   ============

Supplemental Schedule of Noncash Investing and Financing Activities:
  Transfer of loans to REO                                                          $   3,256,236   $  1,054,942
                                                                                    =============   ============
  Portion of REO sales financed by the Bank                                         $   4,549,475   $  2,427,250
                                                                                    =============   ============
  Transfer of loans to mortgage loans held for sale, net                            $          -    $ 24,520,513
                                                                                    =============   ============


    See notes to consolidated financial statements

                    WASHINGTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1993



Note 1. The interim consolidated financial statements included herein have been prepared by Washington Bancorp, Inc.(the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1992. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures being made are adequate to make the information presented not misleading. In the opinion of management, these consolidated financial statements reflect all adjustments(all of which are of a normal recurring nature) which are necessary for a fair statement of results for the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

Note 2. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Washington Savings Bank (the "Bank"). All material intercompany balances and transactions have been eliminated.

Note 3. Income before extraordinary item and cumulative effect of change in accounting principle per share and net income per share were computed by dividing net income for each period by the weighted average number of shares outstanding (which excludes unvested shares of the MRP for all periods) and common stock equivalents. Options granted under the Company's stock option plan are considered stock equivalents for purposes of earnings per share data.

Note 4. The Bank's primary market area for lending encompasses Hudson and Bergen Counties, New Jersey. The following tables set forth the composition of the Bank's loans, nonperforming loans, REO, and allowances for losses on loans and REO as of the dates and for the periods indicated:

                                        September 30, 1993
                                           (Unaudited)      December 31, 1992
                                          ------------        ------------
          LOANS
          -----
          Real Estate:
            1-4 family                    $117,160,287        $125,858,058
            Multi-family/commercial         58,145,731          52,742,859
            Construction                     2,957,020           2,533,164
                                          ------------        ------------
              Total real estate loans      178,263,038         181,134,081
          Commercial/financial               3,006,842           3,551,679
          Consumer and other loans           1,324,001           1,731,241
                                          ------------        ------------
            Total loans                    182,593,881         186,417,001
          Less:  Unearned income                80,319              87,541
                 Deferred loan fees            921,063           1,052,732
                 Allowance for losses        2,855,000           2,776,000
                                          ------------        ------------
            Loans, net                    $178,737,499        $182,500,728
                                          ============        ============

          NONPERFORMING LOANS
          -------------------
          Real estate loans:
            1-4 family                    $  4,594,637        $  5,527,941
            Multi-family/commercial         11,541,836           1,648,146
            Construction                       244,000             944,000
                                          ------------        ------------
              Total real estate loans       16,380,473           8,120,087
          Commercial/financial                       -             224,591
          Consumer and other loans              34,426             224,871
                                          ------------        ------------
              Total nonaccrual loans        16,414,899           8,569,549
          Troubled debt restructurings:
            Commercial/financial               174,288             236,788
                                          ------------        ------------
              Total nonperforming loans   $ 16,589,187        $  8,806,337
                                          ============        ============

          At September  30,  1993,  the  multi-family/commercial   nonaccrual
          loan category includes a loan for approximately $9.0 million (see next page for further information).

          REAL ESTATE OWNED
          -----------------
          Acquired by foreclosure or
           deed in lieu of foreclosure    $  4,974,000        $  7,460,541
          Loans foreclosed in-substance      4,548,263           7,339,481
                                          ------------        ------------
            Total REO                        9,522,263          14,800,022
          Less allowance for losses          1,723,000           1,802,000
                                          ------------        ------------
            REO, net                      $  7,799,263        $ 12,998,022
                                          ============        ============


          ALLOWANCES FOR LOSSES           Loans         REO         Total
          ---------------------          ----------   ----------   ----------
          Balance,December 31, 1992      $2,776,000   $1,802,000   $4,578,000
          Provision for losses              350,000      668,942    1,018,942
          Recoveries                        196,554          -        196,554
          Losses charged-off               (467,554)    (747,942)  (1,215,496)
                                         ----------   ----------   ----------
          Balance, September 30, 1993    $2,855,000   $1,723,000   $4,578,000
                     (unaudited)         ==========   ==========   ==========

          During the first quarter of 1993, a Chapter 11 bankruptcy petition was filed by the obligor of an approximately $9.0 million loan, a loan on which the Bank currently has a first mortgage and an assignment-of-rents (the "Bankruptcy Loan"). On November 10, 1993, the Court dismissed the bankruptcy petition (the "Court Order"). Nevertheless, the Bank has not received any of the rental payments since April 1993, as the payments were made to a debtor-in-possession account. As a result of the Court Order, the Bank will be seeking to obtain a release of the rental payments in the debtor-in-possession account. The interest income which would have been recorded had the rental payments been received would have approximated $222,000 and $444,000 for the three and nine months ended September 30, 1993, respectively. The Bank has classified the Bankruptcy Loan as a nonaccrual loan. Management believes that the Bank has adequate collateral with respect to the Bankruptcy Loan and anticipates collection of the outstanding principal balance.


Note 5. In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk which are properly not recorded in the consolidated financial statements. At September 30, 1993, the Bank's exposure to credit loss in the event of nonperformance by the potential borrowers is represented by the contractual amount of the financial instruments as follows:

                                                             Expiration
                              Contractual      Interest        Dates
                                Amount          Rates         Through
                              -----------     ----------    ------------
          Loan commitments-
            variable........   $2,287,000     6.0%- 8.9%    December 1993

          Loan commitments-
            fixed...........   $4,790,000     6.2%-10.5%    December 1993

          Lines of credit-
            variable........   $  933,000     7.5%-11.0%    September 1994

          Undisbursed construction
            loans-fixed.....   $1,477,000     6.2%-10.25%    June 1995


Note 6. In October 1991, a complaint was filed by a former officer in New Jersey Superior Court against the Company, the Bank and certain directors and officers seeking unspecified damages relating to the termination of such officer's employment. The Company and individual defendants have filed an answer and have asserted certain counterclaims. Although this complaint was recently dismissed, it was dismissed without prejudice to the plaintiff's right to refile the complaint by March 31, 1994. The Company understands that the complaint will be refiled on or before that date.

          In April 1992, a complaint was filed in the New Jersey Superior Court against the Company and the Bank seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law. This lawsuit is in the discovery stage.

          Management believes that the defendants have meritorious defenses in both of these matters and intends to vigorously defend these matters. Management believes that these lawsuits will not have a material adverse impact on the financial condition of the Company or the Bank; however, given the fluctuations in results of operations during recent years, management cannot predict the impact on the Company's or the Bank's results of operations.


Note 7. On August 13, 1991, the Company signed a Memorandum of Understanding (the "Company-MOU") with the Federal Reserve Bank of New York (the "FRB") in connection with its examination of the Company as of December 31, 1990. The Company-MOU requires the Company, among other things, to periodically provide the FRB with certain additional financial and operational information, restricts dividend payments, and obligates the Company to provide the FRB with notice prior to making large cash expenditures outside the ordinary course of business, or making additions to senior executive management or the board of directors. The Company-MOU also states that the Company should not consider expansion of its activities at the present time. In the opinion of management, the Company is in substantial compliance with the Company-MOU. During the first half of 1993, the FRB completed its examination of the Company as of December 31, 1992. The result was that the Company-MOU remains in place for 1993 without revision.

          During the third quarter, the Federal Deposit Insurance Corporation (the "FDIC") completed its examination of the Bank as of August 2, 1993. As a result of that examination, the FDIC rescinded the Bank of its Memorandum of Understanding which the Bank had signed on December 22, 1992 with the FDIC and the State of New Jersey Department of Banking in connection with their examination as of July 13, 1992.

Note 8. During the second quarter of 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 115: "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires entities to classify their securities into either a held-to-maturity, available-for-sale or trading category. Each of these classifications will require a different basis of accounting. Held-to-maturity securities will be
          accounted   for  at  amortized   cost  with  fair  value  changes  not
          recognized. Available-for-sale securities will be accounted for at fair value with fair value changes reported as a net amount in a separate component of stockholders' equity. Trading securities will be accounted for at fair value with fair value changes reported in the income statement. SFAS 115 is effective for fiscal years beginning after December 15, 1993. Earlier application is not required by the FASB; however, if implemented early, entities are permitted to initially apply SFAS 115 as of the end of a fiscal year for which annual financial statements have not previously been issued. As of September 30, 1993, the effect on the Company of implementing SFAS 115 early would be to increase stockholders' equity by approximately $405,000. The Company has decided to implement SFAS 115 early. Such effect will be reported as a cumulative effect of a change in accounting principle as of the end of fiscal year 1993.

Note 9. On November 8, 1993, the Company announced that it had signed a definitive agreement (the "agreement") providing for the merger of the Company with and into Hubco, Inc. of Union City, New Jersey. Under the terms of the agreement, shareholders of the Company will have the right to receive either $16.10 in cash or .6708 of a share of new Series A Convertible Preferred Stock of Hubco, Inc. for each share of the Company's common stock. In addition, the Company issued an option to Hubco, Inc., exercisable in certain circumstances, to acquire 765,000 shares of its authorized but unissued stock at a price of $11.50 per share. The agreement is subject to several conditions, including regulatory and shareholder approvals.

          No accruals for merger related expenses have been made in the accompanying financial statements. Such expenses will be recognized in subsequent quarters after a review of the nature and extent of possible charges is assessed.

Note 10. During the third quarter of 1993, the Bank approved in principal, subject to certain conditions, a Deferred Compensation Plan for Outside Directors (the "Plan"), which covers any outside director who has served in that capacity for at least five consecutive calendar years. Eligibility, benefits and vesting will continue should an outside director subsequently become an officer or employee. An outside director becomes fully vested upon either fifteen years of service as director, sixty-five years of age, death, or change in control, as described below. Subsequent to retirement, the Plan provides an annual benefit equal to (a) 50% of the outside director's annual retainer in effect at the time of retirement (the "then current retainer"), plus (b) 5% of the then current retainer for each additional year of service in excess of 5 years (up to a maximum of 10 additional years). Benefits are based on actuarial assumptions then in effect under the Retirement Plan of Washington Savings Bank in Retirement System Group Inc. Benefits payable under the Plan shall be paid directly from the general assets of the Company. The Company is not obligated to set aside, earmark or escrow funds or other assets to satisfy its obligations under this Plan. At September 30, 1993, the accumulated postretirement benefit obligation of the Plan included in other liabilities was $25,000.

          In the event of a change in control of the Company, each outside director (regardless of whether he has served as a director for five years) who is neither an officer nor an employee of the Bank or the Company shall receive four times the then current retainer. The cumulative liability under a change in control of the Company is approximately $252,000 (refer to footnote 9). Such cumulative liability is not reflected in the financial statements as of September 30, 1993.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.        General
          -------

          On November 8, 1993, Washington Bancorp, Inc. (the "Company"), the parent holding company of Washington Savings Bank (the "Bank"), announced that it had signed a definitive agreement (the "agreement") providing for the merger of the Company with and into Hubco, Inc. of Union City, New Jersey. Under the terms of the agreement, shareholders of the Company will have the right to receive either $16.10 in cash or .6708 of a share of new Series A Convertible Preferred Stock of Hubco, Inc. for each share of the Company's common stock. In addition, the Company issued an option to Hubco, Inc., exercisable in certain circumstances, to acquire 765,000 shares of its authorized but unissued stock at a price of $11.50 per share. The agreement is subject to several conditions, including regulatory and shareholder approvals.

          During the third quarter, the Federal Deposit Insurance Corporation (the "FDIC") completed its examination of the Bank as of August 2, 1993. As a result of that examination, the FDIC relieved the Bank of its Memorandum of Understanding which the Bank had signed on December 22, 1992 with the FDIC and the State of New Jersey Department of Banking in connection with their examination as of July 13, 1992.

          The Company reported net income for the quarter ended September 30, 1993 of $308,000, or $.14 per share, as compared with net income of $1,446,000, or $.64 per share, for the quarter ended September 30, 1992. The decrease in net income was primarily due to a decrease in gains on the sale of assets of approximately $1.2 million. In addition, the Bank did not recognize interest income during the current quarter on the Bank's largest loan, a loan in bankruptcy (see below). For more information regarding results of operations, refer to "Results of Operations for the three and nine months ended September 30, 1993 and 1992" below.

          During the first quarter of 1993, a Chapter 11 bankruptcy petition was filed by the obligor of an approximately $9.0 million loan, a loan on which the Bank currently has a first mortgage and an assignment-of-rents (the "Bankruptcy Loan"). On November 10, 1993, the Court dismissed the bankruptcy petition (the "Court Order"). Nevertheless, the Bank has not received any of the rental payments since April 1993, as the payments were made to a debtor-in-possession account. As a result of the Court Order, the Bank will be seeking to obtain a release of the rental payments in the debtor-in-possession account. The interest income which would have been recorded had the rental payments been received would have approximated $222,000 and $444,000 for the three and nine months ended September 30, 1993, respectively. The Bank has classified the Bankruptcy Loan as a nonaccrual loan. Management believes that the Bank has adequate collateral with respect to the Bankruptcy Loan and anticipates collection of the outstanding principal balance.

          Nonperforming assets decreased $0.1 million to $24.4 million ($16.6 million in nonperforming loans and $7.8 million of REO) at September 30, 1993 from $24.5 million ($17.0 million of nonperforming loans and $7.5 million of REO) at June 30, 1993. The decrease was in the 1-4 family category, and was partially offset by an increase in the multi-family/commercial real estate category where, in accordance with a recent FDIC examination as of August 2, 1993, the Bank classified, as nonaccrual, several loans which were less than 90 days past due. Excluding the aforementioned Bankruptcy Loan, (i) the allowance for losses on loans was 37% of nonperforming loans and 1.6% of total loans at September 30, 1993, as compared with 34% and 1.5%, respectively, as of June 30, 1993 and (ii) the allowance for losses on loans, when coupled with the allowance for losses on REO, represented 26% of nonperforming assets as of September 30, 1993, as compared with 25% as of June 30, 1993. If the Bankruptcy Loan is included, (i) the allowance for losses on loans was 17% of non-performing loans and 1.6% of total loans at September 30, 1993 and (ii) the allowances for losses on loans and REO represented 18% of non-performing assets at September 30, 1993.

          Subsequent to September 30, 1993, an $8.4 million loan yielding 9.8% was prepaid. The loan had been the Bank's second largest loan and had been one of two loans, the other being the Bankruptcy Loan mentioned above, with a concentration greater than 10% of stockholders' equity.

          During the nine months ended September 30, 1993, securities as a percentage of total assets increased to 27% at September 30, 1993 from 24% at December 31, 1992. This increase reflects the reinvestment of proceeds from prepayments of generally higher yielding loans into lower yielding securities.

          With respect to the liability side of the balance sheet, the passbook savings rate was decreased 25 basis points to 2.75% in September 1993 in connection with reductions in rates offered on other deposit instruments. Passbook rates and balances were 2.75% and $103,094,000 at September 30, 1993 as compared to 3.25% and $99,347,000 at December 31, 1992.

          During the third quarter of 1993, the Bank approved in principal, subject to certain conditions, a Deferred Compensation Plan for Outside Directors (the "Plan"), which covers any outside director who has served in that capacity for at least five consecutive calendar years. Eligibility, benefits and vesting will continue should an outside director subsequently become an officer or employee. An outside director becomes fully vested upon either fifteen years of service as director, sixty-five years of age, death, or change in control, as described below. Subsequent to retirement, the Plan provides an annual benefit equal to (a) 50% of the outside director's annual retainer in effect at the time of retirement (the "then current retainer"), plus (b) 5% of the then current retainer for each additional year of service in excess of 5 years (up to a maximum of 10 additional years). Benefits are based on actuarial assumptions then in effect under the Retirement Plan of Washington Savings Bank in Retirement System Group Inc. Benefits payable under the Plan shall be paid directly from the general assets of the Company. The Company is not obligated to set aside, earmark or escrow funds or other assets to satisfy its obligations under this Plan. At September 30, 1993, the accumulated postretirement benefit obligation of the Plan included in other liabilities was $25,000.

          In the event of a change in control of the Company, each outside director (regardless of whether he has served as a director for five years) who is neither an officer nor an employee of the Bank or the Company shall receive four times the then current retainer. The cumulative liability under a change in control of the Company is approximately $252,000 (refer to footnote 9). Such cumulative liability is not reflected in the financial statements as of September 30, 1993.

B.        Results of  Operations  for the three months ended  September 30, 1993 and 1992
          ----------------------------------------------------------------------

          Net income:

          The Company's net income for the quarter ended September 30, 1993 was $308,000 or $.14 per share, as compared with net income of $1,446,000, or $.64 per share, for the quarter ended September 30, 1992. The Company's income before extraordinary item and cumulative effect of a change in accounting principle for the quarter ended September 30, 1993 was also $308,000 or $.14 per share, as compared with $965,000, or $.43 per share, for the quarter ended September 30, 1992. The decrease of $1,138,000 in net income was primarily due to a decrease in net security gains of $1,210,000; a decrease in gains on sale of loans of $134,000; a net increase of $101,000 in income taxes; and a decrease in net interest income of $70,000. These items were partially offset by a decrease in the provision for losses on loans of $350,000.

          Net interest income:

          Net interest income decreased $70,000, or 2.7%, for the three months ended September 30, 1993 as compared with the corresponding period last year. The decrease from 1992 was primarily due to the $222,000 of aforementioned foregone interest from the Bankruptcy Loan, as well as a decline in the net interest rate spread, offset in part by an increase in the ratio of interest-earning assets to interest-bearing liabilities. The net interest rate spread was 3.22% for the three months ended September 30, 1993 as compared to 3.34% for the three months ended September 30, 1992. The ratio of interest-earning assets to interest-bearing liabilities was 1.14 for the three months ended September 30, 1993 as compared to 1.10 for the three months ended September 30, 1992.

          Total interest income decreased $808,000, or 15%, due primarily to lower yields earned on most interest-earning asset categories and a change in the mix of interest-earning assets. Lower yields were a result of the foregone interest on the above-mentioned Bankruptcy Loan and the continued declining rate environment. The mix of interest-earning assets negatively impacted interest income as the
          Bank invested excess funds from mortgage loan and investment securities sales, which had earned a weighted average rate of 8.15% for the three months ended September 30, 1992, primarily in mortgage-backed securities earning a weighted average rate of 5.95%.

          Total interest expense decreased $738,000, or 26%, due primarily to lower rates paid on all categories of interest-bearing liabilities, a decrease in the volume of total interest-bearing liabilities, and the continued change in the mix of interest-bearing liabilities. Average rates for interest-bearing liabilities declined to 3.54% for the three months ended September 30, 1993 from 4.65% for the three months ended September 30, 1992. The average balance of total interest-bearing liabilities declined to $240.9 million from $247.4 million as a result of net deposit outflows. The change in the mix of interest-bearing liabilities decreased interest expense as the average balance of
          savings   accounts   increased   to  43%
          of  total   interest-bearing liabilities  from 39%, while the average
          balance of certificates of deposit decreased to 52% from 56%. Generally, interest rates paid on savings accounts are lower than interest rates paid on certificates of deposit.

          (Refer to rate/volume analysis and yield/cost analysis on pages 23 and 24, respectively, for further detail.)


          Provision for losses on loans:

          The provision for losses on loans was $50,000 for the three months ended September 30, 1993 as compared to $400,000 for the corresponding period last year. The decrease in the provision for losses on loans reflects a 32% decrease in nonperforming loans to $7.7 million (excluding the Bankruptcy Loan, the principal of which is perceived by management to be adequately collateralized) at September 30, 1993 from $11.4 million at September 30, 1992. In addition there was a 3% reduction in loan balances to $182.6 million at September 30, 1993 from $189.1 million at September 30, 1992.


          Other income:

          Total other income decreased $1,355,000, or 93%, primarily due to decreases in gains on sales of securities of $1,197,000 and gains on sales of loans of $134,000. The lower amount of gains was a result of lower sales volume.


          Other expenses:

          Total non-interest expenses decreased $37,000, or 2%, for the three months ended September 30, 1993 as compared with the corresponding period last year. The decrease in non-interest expenses was primarily due to a decrease of $71,000 or 13% in other expenses; a decrease of $58,000, or 21%, in occupancy and equipment expenses due to a reduction in depreciation expense as a result of a branch closing in 1992; and a decrease of $55,000, or 6%, in salaries and employee benefits due to reductions in the number of employees and lower hospitalization premiums. Such items were partially offset by increases of $121,000, or 48%, in REO expense (net) as described in the table below; an increase of $14,000, or 9%, in Federal Deposit Insurance Corporation ("FDIC") expense due to an increase in the FDIC assessment rate for the Bank; and an increase in securities losses of $13,000 or 100%.

          The components of REO expense (net) are as follows:

                                  Three months ended September 30,
                                  --------------------------------
                                         1993           1992
                                       --------       --------
          REO expense, net:
            Carrying costs             $102,000       $ 12,000
            Provision for losses        312,000        277,000
            Gain on sale, net           (42,000)       (38,000)
                                       --------       --------
          Total REO expense, net       $372,000       $251,000
                                       ========       ========


          Carrying costs increased due to sales of three large REO properties that were producing rental income in 1992. The increase in the provision for losses on REO was primarily due to market value write downs on two REO properties totalling $177,000.

          Income taxes and extraordinary item:

          The Company recorded income tax expense of $179,000 for the three months ended September 30, 1993. For the comparable quarter of 1992, the Company reported income tax expense of $559,000, which was partially offset by an extraordinary credit of $481,000 due to the utilization of net operating loss carryforwards.


C.        Results of Operations for the nine months ended September 30, 1993 and
          1992
          ----------------------------------------------------------------------

          Net income:

          The Company's net income for the nine months ended September 30, 1993 was $1,831,000 or $.81 per share, as compared with net income of $1,790,000, or $.79 per share, for the nine months ended September 30, 1992. The Company's income before extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 1993 was $1,531,000 or $.68 per share, as compared with $1,234,000, or $.55 per share, for the nine months ended September 30, 1992. The 1993 results reflect an income tax refund of approximately $747,000 and $136,000 of interest thereon, a decrease of $400,000 in the provision for losses on loans, a $300,000 cumulative effect of a change in accounting principle, a decrease of $204,000 in occupancy expenses, a decrease in other expenses of $192,000, and a decrease of $104,000 in salaries and employee benefits. These items were partially offset by a decrease of $1,182,000 in net gains on sale of securities, a decrease of $556,000 in an extraordinary item due to utilization of net operating loss carryforwards, and an increase in REO expense,net of $308,000.

          Net interest income:

          Net interest income decreased $43,000, or 1%, for the nine months ended September 30, 1993 as compared with the corresponding period last year. The decrease in net interest income was primarily due to $444,000 of foregone interest from the aforementioned Bankruptcy Loan and decreases in most yields earned on interest-earning assets, which were partially offset by decreases in the average balances and rates paid on interest-bearing liabilities.

          Total interest income decreased $2,745,000, or 16%, due primarily to lower yields earned on most interest-earning asset categories as well as a change in the mix of interest-earning assets and a reduction in the volume of interest-earning assets. Lower yields were a result of the foregone interest on the Bankruptcy Loan as well as the continued declining interest rate environment. The mix of interest-earning assets negatively impacted interest income as the Bank invested excess funds from mortgage loan and investment securities sales, which had earned a weighted average rate of 8.39% for the nine months ended September 30, 1992, in mortgage-backed securities earning a weighted average rate of 5.62%. The average balance of interest-earning assets decreased to $272.1 million from $274.2 million, primarily as a result of funding deposit outflows.

          Total interest expense decreased $2,702,000, or 28%, due primarily to lower rates paid on all categories of interest-bearing liabilities, a decrease in the volume of total interest-bearing liabilities, and a change in the mix of interest-bearing liabilities. Average rates for interest-bearing liabilities declined to 3.77% for the nine months ended September 30, 1993 from 5.09% for the nine months ended
          September 30, 1992. The average rates for savings accounts and certificates of deposit declined to 3.04% and 4.44%, respectively, for the nine months ended September 30, 1993, from 4.10% and 5.83%, respectively, for the nine months ended September 30, 1992. The average balance of total interest-bearing liabilities declined to $242.2 million from $249.9 million as a result of net deposit outflows. The change in the mix of interest-bearing liabilities decreased interest expense as the average balance of savings accounts increased to 42% of total interest-bearing liabilities at September 30, 1993 from 39% for the corresponding period in the prior year, while the average balance of certificates of deposit decreased to 52% at September 30, 1993 from 56% for the corresponding period in the prior year. Generally, interest rates paid on savings accounts are lower than interest rates paid on certificates of deposit.

          (Refer to rate/volume analysis and yield/cost analysis on pages 23 and 25, respectively, for further detail.)


          Provision for losses on loans:

          The provision for losses on loans was $350,000 for the nine months ended September 30, 1993 compared to $750,000 for the corresponding period last year. The decrease in the provision for losses on loans reflects a 32% decrease in nonperforming loans to $7.7 million (excluding the Bankruptcy Loan, the principal of which is perceived by management to be adequately collateralized) at September 30, 1993 from $11.4 million at September 30, 1992. In addition, there was a 3% reduction in loan balances to $182.6 million from $189.1 million at September 30, 1992.


          Other income:

          Total other income decreased $1,128,000, or 64%, due primarily to a decrease of $1,182,000 in gains on sale of securities and a decrease of $56,000 in gains on sale of loans. This was partially offset by the receipt of interest of $136,000 on the aforementioned income tax refund. The lower amount of gains was a result of lower sales volume.


          Other expenses:

          Total non-interest expenses decreased $113,000, or 2%, for the nine months ended September 30, 1993 as compared with the corresponding period last year. The decrease in non-interest expenses was primarily due to a decrease in occupancy and equipment expenses of $204,000, or 24%, primarily due to recognizing costs for a branch closing in the first quarter of 1992; a decrease in other expenses of $192,000, or 10%, due to decreases in most categories; and a decrease in salaries and employee benefits of $104,000 or 4% due to reductions in the number of employees and some employee benefits. Such items were partially offset by an increase of $308,000, or 50%, in REO expense
          (net) as described in the table below, and an increase of $80,000, or 18%, in FDIC expense due to an increase in the FDIC assessment rate for the Bank.

          The components of REO expense (net) are as follows:

                                  Nine months ended September 30,
                                 --------------------------------
                                         1993           1992
                                       --------       --------
          REO expense, net:
            Carrying costs             $508,000       $475,000
            Provision for losses        669,000        457,000
            Gain on sale, net          (254,000)      (317,000)
                                       --------       --------
          Total REO expense, net       $923,000       $615,000
                                       ========       ========

          The increase in the provision for losses on REO was primarily due to market value write downs on two REO properties totalling $177,000. Carrying costs increased due to sales of three large REO properties that were producing rental income in 1992.

          Income taxes, extraordinary item and change in accounting principle:

          The Company recorded an income tax benefit of $315,000 comprised of an income tax refund of $747,000 offset by a current provision of $432,000, for the nine months ended September 30, 1993. For the comparable period in 1992, the Company reported income tax expense of $639,000, which was offset by an extraordinary credit of $556,000 due to the utilization of net operating loss carryforwards.

          On  January  1, 1993,  The  Company  adopted  Statement  of  Financial
          Accounting Standards No. 109: "Accounting for Income Taxes" ("SFAS 109"), which resulted in a change in accounting principle and a cumulative benefit of $300,000, or $.13 per share. SFAS 109 requires an asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.


D.        Liquidity and Capital Resources
          -------------------------------

          Liquidity is the ability to meet current cash needs in order to fund loans and deposit withdrawals, make debt payments, and cover operating expenses. The Bank's liquidity ratio at September 30, 1993 and December 31, 1992, as calculated according to the FDIC's definition, was 33% and 29%, respectively, while the amount of assets used in the liquidity ratio calculation was $80.6 million and $73.4 million, respectively. The increase in the liquidity ratio was due to loan sales and payoffs. In addition, cash and cash equivalents did not change appreciably from December 31, 1992 to September 30, 1993.

          Operating activities provided $4.3 million in cash flow while financing activities used $3.2 million and investment activities used $1.1 million. The $4.3 million of cash provided by operating activities was primarily a result of interest income earned on loans, and an income tax refund received and interest thereon; offset by interest paid on deposits and cash paid to employees and for other expenses. The $3.2 million used in financing activities primarily funded net deposit outflows. The $1.1 million of cash used in investing activities was primarily used to purchase investment and mortgage-backed securities held for sale, offset by the proceeds of sales and maturities of securities and sales of REO.

          As of September 30, 1993, the Company's and the Bank's capital ratios were as follows:

                                                  September 30, 1993
                                            -------------------------------
          Capital ratios:                   Required    Company       Bank
          ---------------                   --------    -------     -------

              Leverage ..................     7.00%      11.27%      10.97%
              Core risk-based............     4.00       20.97       20.39
              Total risk-based...........     8.00       22.23       21.64

Washington Bancorp, Inc. & Subsidiary
Rate/Volume Analysis
(unaudited)

     The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earnings assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods presented. Changes attributable to both volume and rate have been allocated proportionately.



                                                    Three months ended September  Nine months ended September 30,
                                                     30, 1993 compared to 1992        1993 compared to 1992
                                                    --------------------------   --------------------------------
                                                    Increase (Decrease)          Increase (Decrease)
                                                          Due to                      Due to
                                                    -------------------         -------------------
                                                     Volume    Rate      Net     Volume     Rate       Net
                                                    -------- -------- --------  --------  --------  --------
                                                                       (Dollars in thousands)
Interest Income:
  Loans - mortgage (1)............................  $ (323)  $ (547)  $ (870)   $ (667)   $(1,783)  $(2,450)
  Loans - commercial and consumer (1).............     (36)       9      (27)     (110)        20       (90)
  Investment securities...........................     (17)    (172)    (189)     (269)      (554)     (823)
  Mortgage-backed securities......................     387     (100)     287       837       (124)      713
  Federal funds sold .............................      (5)      (4)      (9)      (56)       (42)      (98)
  Deposits due from banks.........................      (2)       1       (1)       11         (8)        3
                                                    -------- -------- --------  --------  --------  --------
      Total interest income.......................       4     (813)    (809)     (254)    (2,491)   (2,745)
                                                    -------- -------- --------  --------  --------  --------
Interest Expense:
  Regular savings.................................      47     (191)    (144)      206       (821)     (615)
  Market rate certificates........................    (174)    (404)    (578)     (660)    (1,355)   (2,015)
  Checking and money market accounts..............       7      (29)     (22)       11        (95)      (84)
  Advances from FHLB and ESOP debt ...............       5        -        5        12          -        12
                                                    -------- -------- --------  --------  --------  --------
      Total interest expense .....................    (115)    (624)    (739)     (431)    (2,271)   (2,702)
                                                    -------- -------- --------  --------  --------  --------

Changes in net interest income....................  $  119   $ (189)  $  (70)   $  177    $  (220)   $  (43)
                                                    ======== ======== ========  ========  ========  ========

(1) Includes nonperforming loans and excludes REO(in-substance and by deed). Also, loan fees are included in interest income.


Washington Bancorp, Inc. & Subsidiary
Yield/Cost Analysis
(unaudited)

                                                        Three months ended                 Three months ended
                                                        September 30, 1993                 September 30, 1992
                                                ---------------------------------  ---------------------------------
                                                             Interest    Average                Interest    Average
                                                  Average     Income/    Yield/      Average     Income/    Yield/
                                                  Balance     Expense     Cost       Balance     Expense     Cost
                                                ----------  ----------  ---------  ----------  ----------  ---------
                                                                       (Dollars in thousands)


Assets:
Interest-earning assets:
  Loans (1):
    Mortgage..................................   $185,882    $  3,539       7.62%   $200,583    $  4,409       8.79%
    Commercial and consumer...................      4,186          93       8.81%      5,998         120       7.96%
                                                 --------    --------       ----    --------    --------       ----
      Total loans.............................    190,068       3,632       7.64%    206,581       4,529       8.77%
  Investment securities ......................     53,096         598       4.51%     54,294         788       5.81%
  Mortgage-backed securities..................     23,138         344       5.95%      2,972          57       7.67%
  Federal funds sold .........................      6,563          48       2.90%      7,298          57       3.11%
  Deposits due from banks ....................      1,263          11       3.46%      1,324          11       3.31%
                                                 --------    --------               --------    --------
      Total interest-earning assets...........    274,128       4,633       6.76%    272,469       5,442       7.99%
                                                             --------       ----                --------       ----
Noninterest-earnings assets...................     10,998                             15,601
                                                 --------                           --------
      Total assets............................   $285,126                           $288,070
                                                 ========                           ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Regular savings.............................   $102,729    $    757       2.92%   $ 97,578    $    901       3.67%
  Market-rate certificates....................    126,014       1,308       4.12%    138,820       1,885       5.40%
  Checking and money market accounts .........     11,832          83       2.78%     11,089         105       3.77%
  Advances from FHLB and ESOP debt............        400           5       4.96%          -           -          -
                                                 --------    --------               --------    --------
  Total interest-bearing liabilities..........    240,975       2,153       3.54%    247,487       2,891       4.65%
                                                             --------       ----                --------       ----
Noninterest-bearing liabilities (2)...........     13,181                             11,411

Stockholders' equity..........................     30,970                             29,172
                                                 --------                           --------
  Total liabilities and stockholders' equity..   $285,126                           $288,070
                                                 ========                           ========

Net interest income/interest rate spread.....                $  2,480       3.22%               $  2,551       3.34%
                                                             ========       ====                ========       ====
Net interest-earnings assets/net yield on
  interest-earnings assets....................   $ 33,153                   3.62%   $ 24,982                   3.75%
                                                 ========                   ====    ========                   ====
Ratio of interest-earning assets to
  interest-bearing liabilities................                              1.14 x                             1.10 x
                                                                            ====                               ====

(1) Includes non-performing loans and excludes REO(in-substance and by deed). Also, loan fees are included in interest income.
(2)  Includes regular checking and escrow accounts

Washington Bancorp, Inc. & Subsidiary
Yield/Cost Analysis
(unaudited)

                                                           Nine months ended              Nine months ended
                                                           September 30, 1993             September 30, 1992
                                               ---------------------------------  ---------------------------------
                                                            Interest    Average                Interest    Average
                                                 Average     Income/    Yield/      Average     Income/    Yield/
                                                 Balance     Expense     Cost       Balance     Expense     Cost
                                               ----------  ----------  ---------  ----------  ----------  ---------
                                                                      (Dollars in thousands)

Assets:
Interest-earning assets:
  Loans (1):
    Mortgage................................     $188,658    $ 11,042       7.80%   $198,476    $ 13,492       9.06%
    Commercial and consumer.................        4,525         278       8.24%      6,456         368       7.61%
                                                  -------     -------               --------    --------
      Total loans...........................      193,183      11,320       7.81%    204,932      13,860       9.02%
  Investment securities ....................       51,926       1,827       4.69%     57,797       2,650       6.11%
  Mortgage-backed securities................       18,419         776       5.62%      1,290          63       6.52%
  Federal funds sold .......................        6,684         145       2.91%      8,704         243       3.73%
  Deposits due from banks...................        1,930          36       2.49%      1,448          33       3.04%
                                                 --------    --------               --------    --------
      Total interest-earning assets.........      272,142      14,104       6.91%    274,171      16,849       8.19%
                                                             --------                           --------
Noninterest-earnings assets.................       13,338                             15,918
                                                 --------                           --------
      Total assets..........................     $285,480                           $290,089
                                                 ========                           ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Regular savings...........................     $101,709    $  2,304       3.04%   $ 95,015    $  2,919       4.10%
  Market-rate certificates..................      128,391       4,253       4.44%    143,507       6,268       5.83%
  Checking and money market accounts .......       11,800         255       2.90%     11,424         339       3.96%
  Advances from FHLB and ESOP debt..........          350          13       4.98%         26           1       5.14%
                                                 --------    --------               --------    --------
  Total interest-bearing liabilities........      242,250       6,825       3.77%    249,972       9,527       5.09%
                                                             --------                           --------
Noninterest-bearing liabilities (2).........       12,757                             11,469

Stockholders' equity........................       30,473                             28,648
                                                 --------                           --------
  Total liabilities and stockholders'
   equity...................................     $285,480                           $290,089
                                                 ========                           ========

Net interest income/interest rate spread....                 $  7,279        3.14%                          $  7,322       3.10%
                                                             ========     =======                           ========     =======
Net earnings assets/net yield on interest-
  earnings assets...........................     $ 29,892                   3.57%   $ 24,199                   3.56%
                                                 ========                 =======   ========                 =======
Ratio of interest-earning assets to
  interest-bearing liabilities..............                                1.12 x                                        1.10 x
                                                                          =======                                        =======

(1) Includes non-performing loans and excludes REO(in-substance and by deed). Also, loan fees are included in interest income.
(2)  Includes regular checking and escrow accounts

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
            For information regarding a complaint filed in September 1991 against the Company and the Bank and a complaint served upon the Company and the Bank in April 1992, see footnote 6 of the notes to consolidated financial statements of this Form 10-Q/A1 filing and see the Company's 1992 annual report on Form 10-K.

Item 2.  Changes in Securities
            None

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
            None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

         1.  Exhibits
               10.1 Agreement and Plan of Merger, dated November 8, 1993, among Washington Bancorp, Inc., HUBCO, Inc., Hudson United Bank and Washington Savings Bank (filed with initial Form 10-Q).

         2.  Reports on Form 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.





                                WASHINGTON BANCORP, INC.


Date: January 31, 1994             By:  /s/ Theodore J. Doll
                                        --------------------------------
                                        President and Chief
                                         Operating Officer





Date: January 31, 1994             By:  /s/ Thomas S. Bingham
                                        --------------------------------
                                        Thomas S. Bingham
                                        Chief Financial and
                                         Accounting Officer