Form 10-K
period 1993-12-31
WASHINGTON BANCORP INC
filed 1994-03-30
CIK 811553

==============================================================================
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                   ------------------

                                       FORM 10-K
(MARK ONE)
/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM _________ TO ________

                            COMMISSION FILE NUMBER: 0-15826

                                WASHINGTON BANCORP, INC.
                 (Exact name of registrant as specified in its charter)

              DELAWARE                             22-28000126
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

                    101 WASHINGTON STREET, HOBOKEN, NEW JERSEY 07030
                  (Address of principal executive offices) (Zip Code)

           Registrant's telephone number, including area code: (201) 659-0013

            Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.10 PER SHARE
                                    (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 1, 1994, there were issued and outstanding 2,307,937 shares of the Registrant's common stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on February 28, 1994 was approximately $27.3 million (The exclusion from such amount of the market value of shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

                          DOCUMENTS INCORPORATED BY REFERENCE

1. Part III--Definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders.
==============================================================================

                                   TABLE OF CONTENTS
Item
 No. Description                                                     Page
- ---- -----------                                                     ----
                                         PART I

 1   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
 2   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    7
 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    7
 4   Submission of Matters to a Vote of Stockholders . . . . . . . .    7
 4A  Executive Officers of the Registrant. . . . . . . . . . . . . .    8
                                        PART II
 5   Market for Registrant's Common Equity and Related Stockholder
      Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
 6   Selected Financial Data . . . . . . . . . . . . . . . . . . . .    9
 7   Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . .   10
 8   Financial Statements and Supplementary Data . . . . . . . . . .   28
 9   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure . . . . . . . . . . . . . . . . . . . . .   53

                                        PART III
10   Directors of the Registrant . . . . . . . . . . . . . . . . . .   54
11   Executive Compensation. . . . . . . . . . . . . . . . . . . . .   54
12   Security Ownership of Certain Beneficial Owners and Management.   54
13   Certain Relationships and Related Transactions. . . . . . . . .   54

                                        Part IV
14   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .   55
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   56

                                         PART I

ITEM 1. BUSINESS

GENERAL

     Washington Bancorp, Inc. (the "Company"), a Delaware business corporation, is a bank holding company whose principal subsidiary is Washington Savings Bank (the "Bank"), a New Jersey-chartered capital stock savings bank, headquartered in Hoboken, New Jersey, whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The sole activity of the Company at this time is its ownership of all of the outstanding capital stock of the Bank. At December 31, 1993, the Company had unconsolidated total assets and stockholders' equity of $33.5 million.

     The Bank, organized in 1857, is headquartered in Hoboken, New Jersey. The Bank conducts its business through three full-service banking offices and a Loan Center in Hoboken, and five other full-service banking offices located in Guttenberg, Lyndhurst, Ridgefield Park, Wallington and Weehawken, New Jersey. At December 31, 1993, the Bank had total assets of $282.8 million, deposits of $247.0 million and stockholder's equity of $32.7 million.

     The Bank is principally engaged in the business of attracting deposits from the general public and investing those funds in adjustable-rate residential mortgage loans and investment securities.

     For information regarding the Bank's lending business, securities portfolio, results of operations, asset quality and financial condition, see
Item 7 of this Annual Report on Form 10-K.

     On November 8, 1993, the Company and the Bank signed a definitive agreement (the "Agreement") providing for the merger of the Company with and into Hubco, Inc. ("Hubco") and, immediately following, the merger of the Bank with and into Hudson United Bank, both of Union City, New Jersey. Under the terms of the Agreement, shareholders of the Company will receive either $16.10 in cash or .6708 of a share of a new Series A Convertible Preferred Stock of Hubco for each share of the Company's common stock. In addition, the Company issued an option to Hubco, exercisable in certain circumstances, to acquire 765,000 shares of its authorized but unissued common stock at a price of $11.50 per share. The Agreement is subject to several conditions, including regulatory and shareholder approvals.

COMPETITION

     The Bank faces significant competition both in originating mortgage, consumer and other loans and in attracting deposits. The Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies (many of which are subsidiaries of major commercial banks), insurance companies and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. Competition may increase as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. Many of the Bank's competitors, whether traditional financial institutions or otherwise, have much greater financial and marketing resources than those of the Bank.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and their real estate brokers. The Bank competes for deposits through pricing, the offering of a variety of deposit accounts and by providing personal service.

PERSONNEL

     As of December 31, 1993, the Bank had 108 employees, of whom 80 were full-time and 28 were part-time. The employees are not represented by a collective bargaining unit.

                               REGULATION AND SUPERVISION

GENERAL

     The Company owns all of the capital stock of the Bank and is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") under the BHCA. As a company whose stock is publicly-traded, the Company is also subject to the reporting, proxy solicitation, and other regulations of the Securities and Exchange Commission ("SEC").

     The Bank is a New Jersey-chartered capital stock savings bank, the accounts of which are insured by the FDIC, and, as such, is subject to the regulation, supervision and examination of the New Jersey Department of Banking and the FDIC.

NEW JERSEY LAW

     The New Jersey Department of Banking (the "Banking Department") regulates the Bank's internal organization as well as its deposit, lending and investment activities. The Banking Department must approve changes to the Bank's certificate of incorporation, the establishment or relocation of branch offices and mergers involving the Bank. In addition, the Banking Department conducts periodic examinations of the Bank. Many of the areas regulated by the Banking Department are subject to similar regulation by the FDIC.

     Recent federal and state legislative developments have reduced distinctions between commercial banks and savings banks in New Jersey with respect to lending and investment authority as well as interest rate limitations. As federal law has expanded the authority of federally-chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey-chartered savings banks, such as the Bank, the powers of federally-chartered savings institutions, including the authority to make ARM loans, consumer loans, second mortgage loans, mortgage checking advances and commercial loans.

INSURANCE OF DEPOSITS

     The Bank's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended for the protection of depositors.

     Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     Federal banking legislation has substantially increased the deposit insurance premiums which depository institutions are required to pay. A system of risk-based premiums for Federal deposit insurance has been developed pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "FDICIA".

FEDERAL REGULATION OF HOLDING COMPANIES

     The Company and its subsidiary are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The Company is required to obtain the prior approval of the FRB in order to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any voting shares of such bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required from other agencies having supervisory jurisdiction over the bank to be acquired.

     In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary or investment or financial advisor; (v) leasing personal or real property; and (vi) making investments in corporations or projects designed primarily to promote community welfare.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit or lease or sale of property or furnishing of services.

DIVIDEND RESTRICTIONS

     On January 18, 1994, the FRB rescinded a Memorandum of Understanding which had prevented the Company from paying dividends. During 1993, the FDIC and the Banking Department rescinded a Memorandum of Understanding which had imposed a similar restriction on the Bank.

     Dividends payable by the Bank to the Company and dividends payable by the Company to stockholders are subject to various limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. The Bank is required by federal law to obtain FDIC approval for the payment of dividends if the total of all dividends declared by the Bank in any year exceed the total of the Bank's net profits (as defined) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under New Jersey law, the Bank may not pay dividends unless, following payment, the capital stock of the Bank would be unimpaired and (a) the Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of such dividends will not reduce the surplus of the Bank.

     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Finally, as referred to below and in Item 7 of this Annual Report on Form 10-K, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such policy statements and guidelines could limit the amount of dividends which the Bank may pay to the Company and the dividends which the Company may pay to stockholders. In addition, the Company must satisfy dividend restrictions imposed on all Delaware business corporations in order to be able to pay dividends to stockholders. See "FDICIA" for information regarding the impact of FDICIA upon the capacity to pay dividends.

FDICIA

     FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". FDICIA imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution's capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

     Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     FDICIA generally prohibits an insured depository institution from making a capital distribution (including the payment of dividends) or paying management fees to any person that controls the institution if it thereafter would be undercapitalized. If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly uncapitalized.

     Under FDICIA, bank regulators are directed to require "significantly undercapitalized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

     Within 90 days after an institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

     Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits. Undercapitalized institutions are prohibited from offering interest rates on deposits significantly higher than prevailing rates.

     The provisions of FDICIA governing capital regulations became effective on December 19, 1992. FDICIA also directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

     FDICIA also contains a variety of other provisions that could affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.

     Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.23% per annum (for well capitalized Subgroup A institutions) and 0.31% per annum (for undercapitalized Subgroup C institutions), although the FDIC may expand the difference between the maximum and minimum rates.

     Although it remains possible that insurance assessments could be further increased and/or that there may be a special additional assessment, based upon public statements by regulatory authorities regarding the insurance funds, the Company does not anticipate that there will be any material increase in assessments in the near future. A significant increase in the assessment could have an adverse impact on the Company's results of operations.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain condition indicating that a "default" is likely to occur in the absence of regulatory assistance. FIRREA and the Crime Control Act of 1990 expand the enforcement powers available to federal banking regulators, including providing greater flexibility to impose enforcement action, expanding the category of persons dealing with a bank who are subject to enforcement action, and increasing the potential civil and criminal penalties. In addition, in the event of a holding company insolvency, the Crime Control Act of 1990 affords a priority in respect of capital commitments made by the holding company on behalf of its subsidiary banks.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks ("FHL Banks"), each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member insured institutions. As a member of the FHL Bank of New York, the Bank is required to own shares of capital stock in the FHL Bank of New York in an amount equal to the greater of (a) 1% of the aggregate principal amount of its unpaid home mortgage loans, home purchase contracts, and similar obligations, (b) 5% of advances (borrowings) from the FHL Bank or
(c) 1% of 30% of total assets. The Bank is in compliance with this requirement with an investment in FHL Bank of New York stock at December 31, 1993 of $1.711 million.

RESTRICTIONS ON THE ACQUISITION OF THE COMPANY

     Federal and state statutes require prior approval by or notice to the appropriate bank regulatory authority before any person would be permitted to acquire control of the Company or a specific percentage of its common stock. Under the BHCA, any company (other than an existing bank holding company) is required to obtain prior approval from the FRB before it may obtain control of the Company. Control generally is defined to mean (i) directly or indirectly owning, controlling or having the power to vote 25% or more of any class of voting securities of the Company, (ii) controlling the election of a majority of the Company's directors, or (iii) directly or indirectly exercising a controlling influence over the Company's management or policies. Prior FRB approval is required before an existing bank holding company can acquire more than 5% of the Company's Common Stock. Under the Federal Change in Bank Control Act ("CIBCA"), a prior written notice must be submitted to the FRB if any individual or other person, or group acting in concert, seeks to acquire 10% or more of the shares of the Company's outstanding Common Stock. Under the CIBCA, a proposed acquisition may be consummated unless the FRB disapproves of the acquisition within 60 days after a complete notice is filed or the FRB extends such 60 day period.

     New Jersey banking law provides that, except in certain emergency situations, no person shall, without the prior approval of the Commissioner, directly or indirectly obtain or exercise control of a capital stock savings bank or offer to acquire beneficial ownership or control of more than 5% of the then outstanding voting shares of a capital stock savings bank.

     Delaware law prohibits a Delaware corporation, such as the Company, from engaging in a "business combination" with an "interested stockholder" for 3 years following the date that a person becomes an interested stockholder. An interested stockholder is a person who owns 15% or more of the corporation's outstanding voting stock, or an affiliate or associate of the corporation who owned 15% in the previous 3 years, and his or her affiliates and associates. Stockholders who owned 15% prior to December 23, 1987, or who acquired their shares pursuant to a pre-existing tender or exchange offer, are not covered by the statute whether or not they acquire additional shares.

     The 3-year moratorium imposed on business combinations does not apply if:

     (1) prior to a person becoming an interested stockholder, the board of directors approves the business combination or the transaction which resulted in the person becoming an interested stockholder, or

     (2) the interested stockholder owns 85% of the corporation's voting stock upon consummation of the transaction which made him or her an interested stockholder (excluding from the 85% calculation shares owned by directors who are also officers and shares held by ESOPs or other employee stock plans which do not permit employees to decide confidentially whether to accept a tender offer), or

     (3) on or after the date a person becomes an interested stockholder, the board approves the business combination and it is also approved at a meeting by two-thirds of the voting stock not owned by the interested stockholder.

EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Bank and, therefore, of the Company are affected not only by economic conditions, but also by the monetary and fiscal policies of the United States and its agencies (particularly the Federal Reserve Board) and other official agencies. The Federal Reserve Board can and does implement national monetary policy, such as the curbing of inflation and combating of recession, by its open market operation in United States Government securities, control of the discount rate applicable to borrowings and the establishment of reserve requirements against deposits and certain liabilities of depository institutions. The actions of the Federal Reserve Board influence the level of loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary and fiscal policies are not predictable.

     From time to time, various proposals are made in the United States Congress and the New Jersey legislature and before various regulatory authorities which would alter the powers of different types of banking organizations or remove restrictions on such organizations and which would change the existing regulatory framework for bank, bank holding companies and other financial institutions. It is impossible to predict whether any of such proposals will be adopted and the impact, if any, of such adoption on the business of the Company.

ITEM 2. PROPERTIES

     The following table sets forth the location of the Bank's offices and other related information as of December 31, 1993.

                               Year                   Expiration    Lease
                             Facility                   Date of    Renewal
Location                      Opened   Owned  Leased     Lease      Option
                             --------  -----  ------  -----------   ------
Hoboken Main Office . . . .    1929      X      --         --         --
 101 Washington Street
 Hoboken, NJ 07030
Hoboken . . . . . . . . . .    1973      X      --         --         --
 609-611 Washington Street
 Hoboken, NJ 07030
Hoboken . . . . . . . . . .    1973      X      --         --         --
 1018 Washington Street
 Hoboken, NJ 07030
Weehawken . . . . . . . . .    1974      X      --         --         --
 4200 Park Avenue
 Weehawken, NJ 07087
Ridgefield Park . . . . . .    1974      X      --         --         --
 240 Main Street
 Ridgefield Park, NJ 07660
Lyndhurst . . . . . . . . .    1974      --      X        2/98        --
 425 Valley Brook Avenue
 Lyndhurst Shopping Plaza
 Lyndhurst, NJ 07071
Guttenberg  . . . . . . . .    1975      X      --         --         --
 6812 Park Avenue
 Guttenberg, NJ 07093
Wallington  . . . . . . . .    1977      --      X        3/97        --
 357 Paterson Avenue
 Wallington, NJ 07057

ITEM 3. LEGAL PROCEEDINGS

     In October 1991, a complaint was filed by a former officer in New Jersey Superior Court against the Company, the Bank and certain directors and officers seeking unspecified damages relating to the termination of such officer's employment. The Company and individual defendants have filed an answer and have asserted certain counterclaims. Although this complaint was recently dismissed, it was dismissed without prejudice to the plaintiff's right to refile the complaint by March 31, 1994. In April 1992, a complaint was filed in the New Jersey Superior Court against the Company and the Bank seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law. In February 1994, the plaintiffs amended their complaint to add claims against nine individual defendants, including current and former officers and directors of the Company and the Bank. This lawsuit is in the discovery stage. Management believes that the defendants have meritorious defenses in both of these actions and intends to vigorously defend these actions. Given the uncertainties involved in judicial proceedings and the preliminary stage of discovery in these matters, management cannot determine the precise amount of any potential loss that may arise in these matters. Accordingly, no provision for loss, if any, that may result upon resolution of these matters has been recorded in the Company's financial statements.

     The Bank is also subject to other legal proceedings involving collection matters, contract claims and miscellaneous items arising in the normal course of business. It is the opinion of management that the resolution of such legal proceedings will not have a material impact on the financial statements of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 1993.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and business experience of the Company's executive officers. Where dates are not given, the periods extend back until at least January 1, 1989.

                             Positions Held and Business Experience for
Name                  Age                  Past Five Years
- ----                  ---    ------------------------------------------

Paul C. Rotondi...... 69  Chairman of the Board and Chief Executive
                           Officer of the Company and the Bank.

Theodore J. Doll..... 49  President and Chief Operating Officer of the
                           Company and the Bank since December 26, 1989. Executive Vice President of the Company and the Bank from October through December 1989. Prior to October 1989, Mr. Doll had been retired.

Ronald J. Pearce..... 46  Senior Vice President and Senior Lending Officer
                           of the Bank since December 1989. Prior to December 1989, Vice President and Senior Mortgage Lending Officer of the Bank.

Thomas S. Bingham.... 34  Secretary, Treasurer and Chief Financial Officer
                           of the Company since April 1990. Senior Vice
                           President and Treasurer of the Bank since
                           December 1989. Prior to December 1989,
                           Comptroller of the Bank.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol: WBNC. The quarterly price range of Common Stock for the last two years is as follows:

                                         Closing sale price
                                         ------------------
                                           High      Low
                                           ----      ---
1992   1st Quarter  . . . . . . . . .    $ 5.00     $3.50
       2nd Quarter  . . . . . . . . .      5.75      4.00
       3rd Quarter  . . . . . . . . .      6.00      4.75
       4th Quarter  . . . . . . . . .      7.50      5.75

1993   1st Quarter  . . . . . . . . .    $ 8.25     $6.50
       2nd Quarter  . . . . . . . . .      8.00      6.25
       3rd Quarter  . . . . . . . . .      8.00      6.25
       4th Quarter  . . . . . . . . .     14.50      7.50

     For information regarding the agreed upon sale price in the Agreement, see Item 1 of this Annual Report on Form 10-K.

     As of December 31, 1993, the number of shareholders of record was 759.

DIVIDENDS DECLARED ON COMMON STOCK

     During 1993 and 1992, the Company was subject to a Memorandum of Understanding with the FRB which required FRB approval prior to the payment of any cash dividends. The Memorandum of Understanding was rescinded in January 1994. No dividends have been declared subsequent to that date. Due to the Agreement with Hubco, the Company does not anticipate declaring a dividend. For additional information regarding dividend restrictions, see Item 1 of this Annual Report on Form 10-K and Note 13 of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying Notes thereto, which are presented elsewhere herein.


                                        Year ended December 31,
                             ---------------------------------------------
                               1993      1992     1991      1990     1989
                               ----      ----     ----      ----     ----
                              (dollars in thousands, except per share data)
Operating data:
Interest income . . . . . . $ 18,557 $ 21,879  $ 27,594  $ 31,301  $ 33,142
Interest expense. . . . . .    8,812   12,190    19,119    22,543    23,730
                            -------- --------  --------  --------  --------
Net interest income . . . .    9,745    9,689     8,475     8,758     9,412
Provision for losses on
 loans. . . . . . . . . . .      420    1,100     1,500     2,350     6,927
                            -------- --------  --------  --------  --------
Net interest income after
 provision for losses  on
 loans. . . . . . . . . . .    9,325    8,589     6,975     6,408     2,485
Other income. . . . . . . .      949    2,290     2,569       859       585
Other expenses. . . . . . .    8,768    8,694     9,306    10,674     7,959
                            -------- --------  --------  --------  --------
Income/(loss) before income
 taxes, extraordinary items
 and change in accounting
 principle. . . . . . . . .    1,506    2,185       238    (3,407)   (4,889)
Income tax expense/
(benefit) . . . . . . . . .   (1,018)     628       552    (1,538)     (989)
                            -------- --------  --------  --------  --------
Income/(loss) before
 extraordinary items and
 change in accounting
 principle. . . . . . . . .    2,524    1,557      (314)   (1,869)   (3,900)
Extraordinary items . . . .       --      539    (1,034)       --        --
Change in accounting
 principle. . . . . . . . .      300       --        --        --        --
                            -------- --------  --------  --------  --------
Net income/(loss) . . . . . $  2,824 $  2,096  $ (1,348) $ (1,869) $ (3,900)
                            ======== ========  ========  ========  ========
Per Share Data:
Weighted average number of
 common shares outstanding
 (in thousands) . . . . . .    2,297    2,276     2,264     2,264     2,262
Dividends per share . . . . $    --  $    --   $    --   $   0.07  $   0.28
Income/(loss) per share:
 Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle. . . . . . . . . $   1.10 $   0.68  $  (0.14) $  (0.83) $  (1.72)
 Extraordinary items. . . .      --      0.24     (0.46)       --        --
 Cumulative effect of change
 in accounting principle. .      .13       --        --        --        --
                            -------- --------  --------  --------  --------
 Net income/(loss) per
  share . . . . . . . . . . $   1.23 $   0.92  $  (0.60) $  (0.83) $  (1.72)
                            ======== ========  ========  ========  ========
Balance Sheet Summary:
Investment and mortgage-
 backed securities. . . . . $ 92,264 $ 67,576  $ 56,455  $ 79,904  $ 57,677
Loans, net. . . . . . . . .  170,185  191,501   195,508   230,557   244,714
Total assets. . . . . . . .  282,635  285,771   293,727   337,626   351,281
Deposits. . . . . . . . . .  246,043  252,623   259,021   275,327   273,383
Advances from FHLB. . . . .      400       --        --    28,500    40,500
Stockholders' equity. . . .   33,541   30,469    28,216    29,215    30,830

Performance Ratios:
Return on average assets. .     0.99%    0.72%    (0.42%)   (0.54%)   (1.08%)
Return on average equity. .     8.98     7.21     (4.72)    (6.16)   (11.16)
Dividend payout . . . . . .       --       --        --     (8.43)   (16.54)
Average equity to average
 assets . . . . . . . . . .    11.04    10.03      8.91      8.78      9.70
Net interest margin . . . .     3.58     3.55      2.80      2.65      2.69

Asset Quality Ratios:
Allowance for losses on
 loans to total loans,
 net. . . . . . . . . . . .     1.66%    1.45%     1.53%     1.12%     1.93%
Allowance for losses on
 loans to nonperforming
 loans. . . . . . . . . . .    21.84    31.52     17.97     14.86     27.01
Allowance for losses on
 loans and REO to non-
 performing assets. . . . .    21.49    19.39     14.14     12.00     18.77
Non-performing loans to
 total  loans, net. . . . .     7.61     4.60      8.51      7.52      7.14
Non-performing assets to
 total  loans, net plus
 other real estate, net . .    11.30    10.66     14.03     11.83      9.96
Net charge-offs to average
 loans, net . . . . . . . .     0.19     0.66      0.47      1.89      2.07

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the financial condition and results of operations of the Company for the years ended December 31, 1993, 1992 and 1991 and should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying Notes thereto, which are presented elsewhere herein.

OVERVIEW

     During 1993, the Company and the Bank experienced the following:

  (A) The Bankruptcy Loan

     During the first quarter, a Chapter 11 bankruptcy petition was filed by the obligor of an approximately $9.0 million loan, a loan on which the Bank currently has a first mortgage and an assignment-of-rents (the "Bankruptcy Loan"). On November 10, 1993, the Court dismissed the bankruptcy petition. Nevertheless, the Bank did not receive any of the rental payments from April 1993 through November 1993, as the payments were made to a debtor-in-possession account and, pursuant to a Court Order, were released to the City of Philadelphia to pay a substantial portion of property tax arrearages. Rental payments were resumed to the Bank in December 1993. On January 29, 1994, the Bank paid approximately $450,000 to the City of Philadelphia to resolve all remaining property tax arrearages and to pay 1994 property taxes. The amount of such payment was capitalized into the Bankruptcy Loan balance. The interest income which would have been recorded had the rental payments been received and the actual income recorded approximated $580,000 and $295,000, respectively, for the year ended December 31, 1993. The Bank continues to classify the Bankruptcy Loan as a nonaccrual loan.

     Management believes that, based on an August 2, 1993 appraisal of $12.2 million, the Company has adequate collateral with respect to the Bankruptcy Loan and anticipates collection of the outstanding principal balance thereof. The Bank anticipates that the Bankruptcy Loan will be renegotiated during 1994. At December 31, 1993, there was no accrued interest receivable on the Company's financial statements for the Bankruptcy Loan and approximately $264,000 of the general reserve of the allowance for losses on loans was allocated for the Bankruptcy Loan.

     The Bankruptcy Loan is secured by an approximately 450,000 square foot building which is rented to the Internal Revenue Service (the "IRS") under a lease which is cancelable by the IRS upon 60 days' notice. The building is situated in northeast Philadelphia in a site with two other IRS facilities. The IRS announced in early December 1993 that this site will be converted into a customer service center with an approximate loss of 2,500 permanent and seasonal jobs. It has been reported in the press that the process of reducing the workforce at the northeast Philadelphia center will begin in 1996 and be completed in 1999. The effect, if any, of the conversion and reduction in workforce on the building securing this loan is unknown at this time.

  (B) Regulatory Restrictions Rescinded

     During the third quarter, the FDIC completed its examination of the Bank as of August 2, 1993. As a result of that examination, the FDIC and the Banking Department rescinded the Memorandum of Understanding which the Bank had signed on December 22, 1992 with the FDIC and the Banking Department in connection with their examination as of July 13, 1992.

     Subsequently, the FRB completed an off-site analysis of the Company. As a result of that analysis, in January 1994, the FRB rescinded the Memorandum of Understanding, which the Company had signed on August 13, 1991 with the FRB in connection with its examination as of December 31, 1990.

  (C) Prepayment

     During the fourth quarter, a first mortgage of $7.0 million and a revolving line of credit of $1.4 million to one borrower were prepaid (the "Prepaid Loan"). These performing loans, which had a weighted average yield of 9.8%, had collectively been the Bank's second largest loan concentration and had been one of two loan concentrations, the other being the Bankruptcy Loan, with a concentration greater than 10% of stockholders' equity.

  (D) Merger With Hubco, Inc.

     On November 8, 1993, the Company and the Bank signed a definitive agreement (the "Agreement") providing for the merger of the Company with and into Hubco, Inc. ("Hubco") and, immediately following, the merger of the

Bank with and into Hudson United Bank, both of Union City, New Jersey. Under the terms of the Agreement, shareholders of the Company will receive either $16.10 in cash or .6708 of a share of new Series A Convertible Preferred Stock of Hubco for each share of the Company's common stock. In addition, the Company issued an option to Hubco, exercisable in certain circumstances, to acquire 765,000 shares of its authorized but unissued common stock at a price of $11.50 per share. The Agreement is subject to several conditions, including regulatory and shareholder approvals. Since significant conditions to effect the merger have not occurred, most merger costs are not included in the 1993 results of operations.

NET INCOME

     Net income for the year ended December 31, 1993 was $2.8 million, or $1.23 per share, as compared with net income of $2.1 million, or $0.92 per share, for the year ended December 31, 1992. Income before extraordinary item and change in accounting principle for the year ended December 31, 1993 was $2.5 million, or $1.10 per share, as compared with income before extraordinary item and change in accounting principle of $1.6 million, or $.68 per share, for the year ended December 31, 1992. Included in 1993 net income is $300,000, or $0.13 per share, due to the cumulative effect of a change in accounting for income taxes. During 1992, an extraordinary credit in the amount of $539,000, or $.24 per share, was recorded to utilize net operating loss carryforwards. There were no extraordinary items in 1993.

     A comparison between the two most recent years' net income, and income before extraordinary items and cumulative effect of change in accounting principle, is significantly affected by income tax matters. In 1993, an income tax benefit of $1.0 million was recorded as a result of a $809,000 reduction in the deferred tax asset valuation allowance (to a zero balance) and an income tax refund of $747,000, offset by current taxes of approximately $538,000. In 1992, income tax expense of $628,000 was a result of current taxes.

     Excluding the above items, income before income taxes, extraordinary items, and cumulative effect of change in accounting principle decreased to $1.5 million for the year ended December 31, 1993 from $2.2 million for the year ended December 31, 1992. The decrease of approximately $700,000 was primarily the result of a decrease in net security gains of $1.6 million; an increase in REO expense (net) of $286,000; and a decrease in gains on sale of loans of $40,000. These items were partially offset by a decrease in the provision for losses on loans of $680,000; a decrease of $214,000 in occupancy and equipment expense; a $187,000 gain on sale of a bank building in 1993; interest income of $136,000 on the aforementioned income tax refund; and an increase in net interest income of $57,000. For a more detailed discussion of each such item, see "Results of Operations--1993 Compared to 1992."

SECURITIES PORTFOLIO

     Two main objectives of the securities portfolio is to maintain a high standard of quality and liquidity. Quality is dictated by the investment policy which permits, but is not limited to, investment in Federal funds sold, U.S. Treasury securities, U.S. government agency securities, corporate bonds and notes with a minimum rating of AA, commercial paper, bankers acceptances and certain mortgage-backed securities. Except for the required investment in equity securities of the Federal Home Loan Bank of New York (the "FHLB"), investment in equity securities is not permitted by the investment policy. The liquidity objective is to maintain sufficient liquidity for deposit withdrawals, loan demand and operating expenses.

     During 1993, the Financial Accounting Standards Board (the "FASB") issued and the Company adopted Statement of Financial Accounting Standards No. 115:
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires entities to classify their securities into either a held-to-maturity, available-for-sale or trading category. Most of the Company's securities are classified as available-for-sale securities because such securities may be sold prior to maturity for various reasons, even though management currently does not intend to sell such securities. Available-for-sale securities are accounted for at fair value with fair value changes reported as a separate component of stockholders' equity, net of applicable taxes. The cumulative effect of the change in accounting principle as of the end of fiscal year 1993 was to increase the carrying value of securities by $286,000, decrease the net deferred tax asset by $100,000 and increase stockholders' equity by $186,000.

     Below are the combined carrying values of securities available-for-sale and held-to-maturity at year-end for the last three years:

                                            December 31,
                                     --------------------------
                                      1993     1992     1991
                                      ----     ----     ----
                                       (Dollars in thousands)
Short-term securities:
 Federal funds sold . . . . .       $ 1,900  $ 3,000  $18,300
                                    -------  -------  -------
Investment securities:
 U.S. Treasury. . . . . . . .        65,368   19,090   52,786
 U.S. Government agencies . .           505    5,611      --
 Corporate bonds and notes. .         4,139   24,841      --
 Other securities . . . . . .         1,577    9,188      --
                                    -------  -------  -------
  Total investment securities        71,589   58,730   52,786
                                    -------  -------  -------
Mortgage-backed securities. .        18,964    7,213    1,517
                                    -------  -------  -------
  Total securities portfolio.       $92,453  $68,943  $72,603
                                    =======  =======  =======

     At December 31, 1993 and 1991, there were no securities to any one issuer (other than the Federal government) which exceeded 10% of stockholders' equity. At December 31, 1992, aggregate securities totalling $4.2 million with General Electric Corporation and $3.6 million with IBM Credit Corporation were the only securities to any one issuer (other than the Federal government) which exceeded 10% of stockholders' equity. Reference is made to footnote 3 of the Notes to Consolidated Financial Statements for information concerning market values, gross unrealized gains and losses, and weighted average yields of investment and mortgage-backed securities.

  Short-term securities

     Short-term securities are comprised solely of overnight Federal funds sold. Federal funds sold averaged $6 million, $12 million and $7 million in 1993, 1992 and 1991, respectively, while year end balances were $1.9 million, $3.0 million and $18.3 million, respectively. The average amount of Federal funds sold for 1992 was higher than comparable years because the Company had excess funds from the sale of U.S. Treasury securities which were invested in overnight Federal funds sold until certain callable securities were available. The large Federal funds position at year end 1991 was due to sales of performing loans during the last week of 1991.

  Investment securities

     Investment securities (including securities available for sale) were $71.6 million at December 31, 1993 as compared to $58.7 million at December 31, 1992, and averaged $54.3 million in 1993 as compared to $53.0 million in 1992. The 1993 year end balance is significantly higher than the comparable 1992 balance because funds from the Prepaid Loan were placed in investment securities. The 1993 average balance is only slightly more than the comparable 1992 average balance because the Prepaid Loan was prepaid in the fourth quarter of 1993. As of December 31, 1992, 75% of U.S. Government agencies and corporate bonds and notes had call dates at various times during 1993 and 1994. As anticipated, $18.8 million of such investment securities were called during 1993. In addition, there were $12.6 million of sales and $17.0 million of maturities. A portion of the proceeds from such calls, sales, and maturities were used to purchase $62.6 million of investment securities with a weighted average yield of 4.28% and a weighted average maturity of 3.1 years. The majority of the purchases were U.S. Treasury securities. At December 31, 1993, there were $5.6 million of securities with 1994 call dates.

  Mortgage-Backed Securities

     Mortgage-backed securities (including securities available for sale) were $19.0 million at December 31, 1993 as compared to $7.2 million at December 31, 1992, and averaged $18.9 million in 1993 as compared to $2.6 million in 1992. The increases in both the 1993 year-end balance and 1993 average balance were due to a change in investment strategy. Proceeds from loan payoffs and investment security maturities and calls were used to purchase mortgage-backed securities of $23.2 million during 1993. At the time of purchase, these securities had an estimated weighted average life of approximately 2.9 years and a weighted average yield to average life of 6.05%. However, due to declining interest rates during 1993, prepayments on the mortgage-backed securities portfolio occurred more rapidly than originally anticipated, resulting in increased premium amortization of $227,000 during 1993. The effect of increasing premium amortization was to decrease the weighted average yield on the mortgage-backed portfolio 120 basis points to 4.85% for 1993.

LOANS; NONPERFORMING ASSETS; REO; AND ALLOWANCE FOR LOSSES ON LOANS AND REO

  Loans

     Total loans (including loans held for sale) were $174.0 million at December 31, 1993 as compared to $195.4 million at December 31, 1992, and averaged $189.2 million in 1993 as compared to $201.8 million in 1992. The primary reasons for the decrease in loans was the prepayment of the Prepaid Loan and the sale of $8.7 million of one-to-four family performing mortgage loans. As of December 31, 1993, there were approximately $4.9 million of loans classified as held for sale as compared to $9.0 million at December 31, 1992. The primary market area for lending encompasses Hudson and Bergen counties, New Jersey.

     Below are the year-end balances and percentages of year-end total loans, excluding loans held for sale, for the most recent five years:

                                                                   December 31,
                             -------------------------------------------------------------------------------------------
                                  1993               1992               1991               1990               1989
                             ---------------    ---------------    ---------------    ---------------    ---------------
                             Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                             ------  -------    ------  -------    ------  -------    ------  -------    ------  -------
                                                             (Dollars in thousands)
Real estate:
 1-4 family . . . . . . . . $109,211   64.58%  $125,858   67.51%  $135,133   67.64%  $162,612   69.22%  $166,823   66.37%
 Multifamily/commercial . .   53,860   31.85     52,743   28.29     55,940   28.00     58,993   25.11     58,561   23.30
 Construction . . . . . . .    3,283    1.95      2,533    1.36      1,449    0.73      2,192    0.93      3,530    1.41
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total real estate loans. .  166,354   98.38    181,134   97.16    192,522   96.37    223,797   95.26    228,914   91.08
Commercial/financial. . . .    1,422    0.84      3,552    1.91      4,081    2.04      5,275    2.25     11,539    4.59
Consumer and other loans. .    1,322    0.78      1,731    0.93      3,176    1.59      5,859    2.49     10,894    4.33
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total loans. . . . . . . .  169,098  100.00%   186,417  100.00%   199,779  100.00%   234,931  100.00%   251,347  100.00%
                                      ======             ======             ======             ======   ========  ======
Less: Allowance for losses
 on loans, deferred loan
 fees and unearned income .    3,765              3,916              4,271              4,374              6,633
                            --------           --------           --------           --------           --------
 Net loans. . . . . . . . . $165,333           $182,501           $195,508           $230,557           $244,714
                            ========           ========           ========           ========           ========

     One-to-Four Family Mortgage Loans--Conventional mortgage loans collateralized by mortgages on one-to-four family residences are obtained primarily from existing customers, mortgage brokers, and referrals by real estate brokers and local attorneys. The Company offers fixed rate loans and adjustable rate mortgage ("ARM") loans, the interest rates on which adjust generally based on half-year, 1 year and 3 year Treasury indices. During 1993, the Company originated approximately $11.4 million of one-to-four family loans, sold or identified for sale $9.5 million, transferred to REO $1.5 million, incurred charge offs of $0.3 million and received principal payments of $16.8 million.

     Of the one-to-four family loans, 82.2% and 88.1% were ARM loans at December 31, 1993 and 1992, respectively. ARM loans generally have annual interest rate adjustment limitations of 1% to 2% and a lifetime interest rate adjustment limitation of 6%. These limitations, based on the initial rate, limit the interest rate sensitivity of such loans during a period of rapidly changing interest rates. The interest rate adjustments of ARM loans may increase the likelihood of refinances during periods of substantial declining interest rates and increase the likelihood of delinquencies during periods of substantial rising interest rates.

     Multi-family/Commercial Real Estate Loans--The mortgage loan portfolio includes mortgage loans collateralized by multi-family, mixed-use and commercial real property. The multi-family real property serving as collateral for these loans consists primarily of residential buildings with ten or fewer residential units, as well as buildings with four or fewer residential units where at least one of the units is used for commercial purposes. During 1993, the Company originated $11.6 million of multi-family/commercial real estate loans, transferred to REO $1.9 million, charged off $0.2 million and received principal payments of $8.3 million, the largest of which was the $7.0 million first mortgage relating to the Prepaid Loan.

     As of December 31 1993, there were seven commercial real property loans greater than $1 million, which loans approximated $20.2 million, or 37.5%, of the multi-family/commercial real estate portfolio. The largest of these loans is the Bankruptcy Loan. The remaining six loans are performing. Refer to the "Overview" section for a discussion of the Bankruptcy Loan.

     Certain of the multi-family/commercial mortgage loans are "balloon" loans, which are amortized over significantly longer periods than their term to maturity. These loans involve a greater risk to the Company because the principal amount may not be significantly reduced prior to maturity. Moreover, upon maturity, changes in the financial condition of the borrower may affect the ability of the borrower to repay the loan. At December 31, 1993 and 1992, the multi-family/commercial mortgage loan portfolio included $29.4 million and $17.9 million of "balloon" loans, comprising 54.6% and 34.0% of multi-family/commercial loans, and comprising 17.4% and 9.6% of total loans (excluding loans held for sale), respectively.

     Construction Loans--The Company has granted construction loans primarily for the purpose of rehabilitating multi-family/commercial dwellings. Such loans are generally one year, floating-rate loans. During 1993, the Bank originated $3.5 million of construction loans, transferred to REO $0.3 million and refinanced $2.4 million into first mortgages. The amount of undisbursed construction funds was $0.9 million as of December 31, 1993 and $0.2 million as of the prior year-end.

     Commercial/Financial Loans--At year end 1993, the commercial/financial loan portfolio consisted primarily of two revolving lines of credit to one borrower whose collective balance was $1.2 million. These lines of credit are used for real estate development and are collateralized by various properties with an aggregate loan-to-value ratio of less than than 50%. The Company has discontinued making commercial and financial loans except to honor existing revolving lines of credit to such borrower.

     During 1993, the Company honored $1.1 million of drawdowns against existing lines of credit to performing loan borrowers, transferred to REO $0.2 million, and received principal payments of $3.1 million, the largest of which was a $1.4 million line of credit prepayment relating to the Prepaid Loan.

     Consumer and Other Loans--The Company has granted both collateralized and uncollateralized personal loans, automobile loans, loans collateralized by deposit accounts, second mortgages on principal residences and second mortgages on investment residential properties. Such second mortgages represented $0.7 million, or 53.8%, of total consumer and other loans as of December 31, 1993, as compared to $1.1 million, or 64.5%, of total consumer and other loans as of December 31, 1992. Such second mortgages generally are limited to the difference between 75% of the appraised value of the property and the amount of other indebtedness collateralized thereby. Generally, the current terms of second mortgage loans have maturities of 1 or 3 years with a maximum 15-year amortization. Upon maturity, the Company will either demand repayment or renegotiate the loan. Also during 1993, a new home improvement loan product was offered to low and moderate income households and provided home improvement loans aggregating $106,000 to homeowners in Bergen County.

     During 1993, the Bank granted $0.4 million of consumer and other loans, transferred to REO $0.3 million, charged-off $0.1 million and received principal payments of $0.4 million.

  Nonperforming Assets

     Nonperforming assets are comprised of nonperforming loans (i.e., nonaccrual loans, loans past due over 90 days and still accruing, and troubled-debt restructurings) and REO. Reference is made to footnote 1 of the Notes to Consolidated Financial Statements for an explanation of the accounting policies regarding nonaccrual loans and REO. Troubled-debt restructurings represent loans (other than loans to individuals for household, family, and other expenditures; and real estate loans secured by one-to-four family residential properties) to borrowers who experienced repayment difficulties for which concessions were granted that provide for more preferential terms than the current market for new debt with similar risks. Interest on loans that have been restructured is recognized according to the new terms.

     Below are year-end balances of nonperforming assets and the ratio of nonperforming assets to total assets for the most recent five years:

                                               December 31,
                                -------------------------------------------
                               1993      1992      1991     1990      1989
                               ----      ----      ----     ----      ----
                                         (Dollars in thousands)

Nonaccrual loans. . . . . .  $12,798   $ 8,599  $16,022   $17,351   $17,474
Troubled-debt
 restructurings . . . . . .      152       207      612        --        --
Loans past due over 90 days
 and still accruing . . . .       --        --       --        --        --
                             -------   -------  -------   -------   -------
 Nonperforming loans. . . .   12,950     8,806   16,634    17,351    17,474
REO, net. . . . . . . . . .    7,078    12,998   12,563    11,294     7,674
                             -------   -------  -------   -------   -------
 Nonperforming assets . . .  $20,028   $21,804  $29,197   $28,645   $25,148
                             =======   =======  =======   =======   =======
Nonperforming assets to
 total assets . . . . . . .      7.1%      7.6%     9.9%      8.5%      7.2%
                                 ===       ===      ===       ===       ===

     During 1993, nonperforming loans and nonaccrual loans increased 47.1% and 48.8%, respectively, primarily due to the addition of the Bankruptcy Loan to nonaccrual status. Excluding the Bankruptcy Loan, nonaccrual loans were $4.0 million as of December 31, 1993 as compared to $8.6 million as of December 31, 1992, a decrease of 53.5%. The decrease in nonperforming loans, excluding the Bankruptcy Loan, was primarily attributable to bringing current $2.9 million, transferring to REO $2.5 million, receiving repayments of $2.0 million and charging off $0.3 million, offset by additional nonperforming loans of $3.1 million. Refer to the "Overview" section for a discussion of the Bankruptcy Loan.

     With regards to the $152,000 troubled-debt restructured loan, the borrower has remained current with the restructured terms since the restructuring in 1991. At that time, the loan was $616,000; it has been reduced to $612,000 as of December 31, 1991 through payments. During 1992, the loan was partially charged-off in the amount of $285,000 based on data available to the Bank. That amount may be recovered in the future if the borrower continues to remain current, although no assurances can be given that such a recovery will occur. All other declines in the loan balance are attributable to repayment of principal. The Company did not recognize any income on this loan during 1993.

     Based upon the accounting policies as more fully described in Note 1 to the Consolidated Financial Statements, there are no loans past due more than 90 days and still accruing.

     Interest on nonperforming loans which would have been recorded based upon original contract terms would have approximated $826,000, $609,000, $975,000, $824,000 and $222,000 for the years 1993, 1992, 1991, 1990 and 1989, respectively. Interest income on those loans, which was recorded only when received, amounted to $223,000, $416,000, $548,000, $536,000 and $140,000 for
the years 1993, 1992, 1991, 1990 and 1989, respectively.

  Other Real Estate Owned

     REO consists of real estate properties acquired through foreclosure or deed in lieu of foreclosure and "in-substance" foreclosures ("ISF"). ISF represent loans accounted for as foreclosed property even though the Bank does not have title to the property. (For an explanation as to why a loan is classified as an ISF, refer to footnote 1 of the Notes to Consolidated Financial Statements). When all other efforts to restructure a loan have failed to produce an equitable resolution of the delinquency, the often time-consuming foreclosure process is initiated. Foreclosure is the final step in the process of realizing some value on a seriously delinquent loan. Management would prefer not to have to foreclose but in order to protect its interest this action sometimes must be taken.

     For the most part, REO is geographically concentrated in New Jersey as described in the table below:

                                                Amount  Percentage
                                                ------  ----------
                                              (Dollars in thousands)

Hudson County . . . . . . . . . . . . . . . .   $4,704     66.4%
Bergen County . . . . . . . . . . . . . . . .      804     11.4
Other Counties. . . . . . . . . . . . . . . .    1,570     22.2
                                                ------    -----
Total REO . . . . . . . . . . . . . . . . . .   $7,078    100.0%
                                                ======    =====

     Such geographic concentration has enabled management to develop some expertise in ascertaining property market values and establishing contact with potential purchasers. Below is the activity in REO for the last three years:

                                     1993                 1992                 1991
                            -------------------   ------------------   ------------------

                             Number of             Number of            Number of
                            Properties  Amount    Properties  Amount   Properties  Amount
                            ----------  ------    ----------  ------   ----------  ------
                                                  (Dollars in millions)
Beginning of year . . . .        69     $13.0         64      $12.6        58      $11.3
Additions . . . . . . . .        34       4.2         33        5.3        45        9.6
Sales . . . . . . . . . .       (43)     (9.1)       (28)      (4.0)      (39)      (7.1)
Provision for losses. . .        --      (1.0)        --       (0.9)       --       (1.2)
                                ---     -----        ---      -----       ---      -----
End of year . . . . . . .        60     $ 7.1         69      $13.0        64      $12.6
                                ===     =====        ===      =====       ===      =====


     Management generally attempts to sell REO as quickly as possible, as is illustrated by the sales of REO as a percent of prior year balances. However, in most situations, the lengthy foreclosure process has hindered management from taking title to REO for at least two years. In certain other cases, management has decided to hold collateral until it is more marketable. In such instances, management may seek to enhance the value of such properties through various means, including capital improvements, tax appeals, and procurement of development approvals. Of the properties that were in REO as of December 31, 1992, 33 were still in REO as of December 31, 1993 and had a carrying value of $4.2 million as of year-end 1993. Of such 33 properties, the titles to 15 properties aggregating $1.6 million have still not been obtained, primarily due to the lengthy foreclosure process.

     The dollar distribution of REO properties, as of December 31, 1993, is as follows:

                                                                         Number of
                                                                        Properties    Amount  Average Balance
                                                                        ----------    ------  --------------
Greater than $500,000 . . . . . . . . . . . . . . . . . . . . . . . .       1      $1,500,000   $1,500,000
Greater than $250,000 and less than or equal to $500,000. . . . . . .       2         900,000      450,000
Greater than $100,000 and less than or equal to $250,000. . . . . . .      21       3,278,000      156,000
Greater than $ 50,000 and less than or equal to $100,000. . . . . . .       9         702,000       78,000
Greater than $ 0 and less than or equal to $ 50,000 . . . . . . . . .      21         698,000       33,000
Equal to $0 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6             --           --
                                                                           --      ----------   ----------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60      $7,078,000   $  118,000
                                                                           ==      ==========   ==========

     The largest REO property is a six-story 128,000 square foot commercial use building located in Jersey City, New Jersey. The carrying value of $1.5 million at December 31, 1993 represented 21.1% of REO, net at December 31, 1993. For the year ended December 31, 1993, this property incurred carrying costs (net of rental income) of $101,000, while being approximately 70% rented.

  Allowance for Losses on Loans and Allowance for Losses on REO

     The following table presents, for the past five years, information demonstrating the relationship among the allowance for losses on loans, the provision for losses on loans, charge-offs, recoveries, and total and average loans outstanding.

                                                December 31,
                                --------------------------------------------
                                1993      1992      1991      1990      1989
                                ----      ----      ----      ----      ----
                                           (Dollars in thousands)
Allowance, beginning of
 year . . . . . . . . . . .  $  2,776  $  2,989  $  2,579  $  4,720  $  3,782
                             --------  --------  --------  --------  --------
Loans charged-off:
 Real estate. . . . . . . .       524       932       719     1,525     2,503
 Commercial . . . . . . . .        26       325       194     1,434     2,123
 Consumer . . . . . . . . .        79       313       418     1,880     1,420
                             --------  --------  --------  --------  --------
  Total loans charged-off .       629     1,570     1,331     4,839     6,046
                             --------  --------  --------  --------  --------
Recoveries on loans:
 Real estate. . . . . . . .       124        97        32       105         1
 Commercial . . . . . . . .        81        67       165        77         6
 Consumer . . . . . . . . .        56        93        44       166        51
                             --------  --------  --------  --------  --------
  Total recoveries. . . . .       261       257       241       348        58
                             --------  --------  --------  --------  --------
Net loans charged-off . . .       368     1,313     1,090     4,491     5,988
                             --------  --------  --------  --------  --------
Provision for losses on
 loans. . . . . . . . . . .       420     1,100     1,500     2,350     6,926
                             --------  --------  --------  --------  --------
Allowance, end of year. . .  $  2,828  $  2,776  $  2,989  $  2,579  $  4,720
                             ========  ========  ========  ========  ========
Total loans outstanding . .  $169,098  $186,417  $199,779  $234,931  $251,347
                             ========  ========  ========  ========  ========
Average loans outstanding
 during the year. . . . . .  $189,233  $201,829  $236,267  $240,008  $294,046
                             ========  ========  ========  ========  ========
Net loans charged-off as a
 percent of average loans
 outstanding. . . . . . . .     0.19%     0.65%     0.46%     1.87%     2.04%
                               ======    ======    ======    ======    ======
Allowance for losses on
 loans as a percent of:
  total loans outstanding .     1.67%     1.49%     1.50%     1.10%     1.88%
                               ======    ======    ======    ======    ======
  total nonperforming loans
   outstanding. . . . . . .    21.84%    31.52%    17.97%    14.86%    27.01%
                               ======    ======    ======    ======    ======

     The 62% reduction in the provision for losses on loans for 1993 reflects a 53% decrease in nonaccrual loans (excluding the Bankruptcy Loan, the principal of which is perceived by management to be adequately collateralized) to $4.0 million; a 6.2% reduction in average loan balances, of which one was the Prepaid Loan; and a decrease in the ratio of net loans charged-off as a percentage of average loans outstanding to 0.19% in 1993 from 0.65% in 1992.

     Asset quality and adequacy of the allowance for losses is monitored on a periodic basis. Additions to the allowance for losses on loans are made through charges against earnings (the provision for losses on loans) and recoveries on previously charged-off loans; the allowance is reduced when loans are determined to be uncollectible and are charged-off. In establishing the amount of the allowance (and hence the amount of the provision) for losses on loans, management establishes percentage allocations with respect to the performing loan portfolio and classified loans. In addition, specific allocations are made for classified loans. In determining percentage allocations for the performing loan portfolio and classified loans, management considers prevailing and anticipated economic conditions, past and anticipated loss experience, the diversification and size of the portfolio, off-balance sheet risks, and the nature and level of nonperforming assets. In analyzing classified loans, management considers the financial status and credit history of the borrower, the value of collateral, the sufficiency of loan documentation, analyses of bank regulators, and other factors considered relevant by management on a loan-by-loan basis.

     The entire allowance for losses on loans is available to absorb potential losses from all loans. At the same time, the allowance may be allocated to specific loans or loan categories. For purposes of complying with Securities and

Exchange Commission disclosure requirements, the table below presents an allocation of the entire allowance for losses on loans for the past five years. The allocation of the allowance for losses on loans should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the implied proportions. See the table at the beginning of "Loans; Nonperforming Assets; REO; and Allowance for Losses on Loans and REO" for information regarding loans outstanding in each loan category.

                                                    December 31,
                                        -------------------------------------
                                        1993    1992   1991    1990    1989
                                        ----    ----   ----    ----    ----
                                              (Dollars in thousands)
Real estate:
 1-4 family . . . . . . . . . . . .    $1,485  $1,313 $  953  $1,081  $  905
 Multifamily/commercial . . . . . .     1,287   1,286  1,324     665   1,334
 Construction . . . . . . . . . . .        17      11      4       5      35
                                       ------  ------ ------  ------  ------
   Total allowance for losses on
    real estate loans . . . . . . .     2,789   2,610  2,281   1,751   2,274
Commercial/financial. . . . . . . .        21     110    458     447   1,219
Consumer and other loans. . . . . .        18      56    250     381   1,227
                                       ------  ------ ------  ------  ------
  Total allowance for losses on
   loans. . . . . . . . . . . . . .    $2,828  $2,776 $2,989  $2,579  $4,720
                                       ======  ====== ======  ======  ======

     The following table presents, for the past five years, information demonstrating the relationship among the allowance for losses on REO, the provision for losses on REO, charge-offs on REO sold, and total and average REO outstanding:

                                                    December 31,
                                        -------------------------------------
                                        1993     1992      1991      1990   1989
                                        ----     ----      ----      ----   ----
                                              (Dollars in thousands)
Allowance, beginning of year. . . .   $ 1,802  $ 1,328  $   976   $   --   $  --
Provision for losses on REO . . . .     1,024      852    1,170     1,673     --
Losses charged-off on REO sold. . .      (946)    (378)    (818)     (697)    --
                                      -------  -------  -------   -------  ------
Allowance, end of year. . . . . . .   $ 1,880  $ 1,802  $ 1,328   $   976  $  --
                                      =======  =======  =======   =======  ======
 Total REO outstanding. . . . . . .   $ 8,958  $14,800  $13,891   $12,270  $7,674
                                      =======  =======  =======   =======  ======
Average REO outstanding during the
 year . . . . . . . . . . . . . . .   $10,689  $14,182  $10,147   $ 9,596  $1,910
                                      =======  =======  =======   =======  ======
Provision for losses on REO as a
 percent of  average REO
 outstanding. . . . . . . . . . . .      9.58%    6.01%   11.53%    17.43%    N/A
                                        =====    =====    =====     =====     ===
Allowance for losses on REO as a
 percent of total  REO outstanding.     20.99%   12.18%    9.56%     7.95%    N/A
                                        =====    =====    =====     =====     ===

     The allowance for losses on REO is established through charges to operations in the form of a provision for losses on REO that is reflected (along with real estate taxes, repairs and maintenance, and insurance, net of rental income and net gains on sales of REO) in the expense caption--"REO expense, net." Factors considered in establishing the allowance for losses on REO include appraisals of the fair market value of each property and/or management's assessment of the overall real estate market for that type of property in its condition and location.

     The 1993 provision for losses on REO increased over the 1992 provision for losses on REO primarily due to reducing the carrying value on the Bank's largest REO property by $100,000 in 1993. The provision for losses on REO as a percent of average REO outstanding increased to 9.58% from 6.01% due to the sale of a $3.2 million parcel of REO in early 1993. The average balance of REO in 1992 included the $3.2 million and thus lowered the provision for losses as a percent of average REO outstanding. There was no allowance established against the $3.2 million loan.

     The allowance for losses on REO as a percent of total REO outstanding increased to 20.99% in 1993 from 12.18% in 1992 partly due to the aforementioned sale of a $3.2 million parcel of REO, as well as accumulated provisions against the 33 properties aggregating $4.2 million which were included in REO as of December 31, 1993 and 1992.

     In total, during 1993, the provision for losses on loans and REO approximated $1.4 million, of which $420,000 was a provision for losses on loans and $1.0 million was a reduction in the carrying value of REO. The allowances for losses on loans and REO represented 36% of gross non-performing assets (excluding the Bankruptcy Loan) at December 31, 1993 as compared to 21% at December 31, 1992, and represented 21% of gross non-performing assets (including the Bankruptcy Loan) at December 31, 1993 and 1992.

DEPOSITS AND FHLB ADVANCES

     The Company offers a broad line of deposit accounts, including, but not limited to, savings accounts, certificates of deposit ("CDs"), interest and non-interest bearing checking accounts, individual retirement accounts, holiday club accounts, business checking accounts and low-cost checking accounts. The low-cost checking accounts are offered in connection with the New Jersey Consumer Checking Account Law which recognizes the need to offer low cost checking accounts to all people. Company policy does not permit funding by brokered certificates of deposit.

     During 1993, the Company continued to reduce rates on its deposit base, reflecting market conditions. The rates on passbook savings decreased 75 basis points to 2.50% at December 31, 1993 from 3.25% at December 31, 1992, a decrease of 23%. The weighted average cost of funds for CDs at December 31, 1993 was 3.98%, as compared to 5.01% at December 31, 1992. As a result of the lower yields on interest-bearing deposits, net withdrawals of CDs were $10.7 million and total interest-bearing deposits decreased $7.2 million during 1993. The average balance of CDs decreased from $142.1 million in 1992 to $127.2 million in 1993, while the average balance of regular savings increased from $95.3 million in 1992 to $102.1 million in 1993. The migration into regular savings accounts improved net interest income since, on average, the rates on regular savings accounts were 141 basis points less than the rates on CDs.

     A maturity distribution of the Company's CDs of $100,000 and over at December 31, 1993 is presented in the following table:

                                                         December 31, 1993
                                                    ---------------------------
                                                       Average
                                                      effective
                                                    interest rate     Amount
                                                    -------------  ------------
Market-rate certificates $100,000 and over maturing:
  Three months or less . . . . . . . . . . . . . .      4.02%       $2,754,760
  Three months to six months . . . . . . . . . . .      3.32         1,710,739
  Six months to one year . . . . . . . . . . . . .      4.12         1,819,949
  One to two years . . . . . . . . . . . . . . . .      4.51           527,622
  Two to three years . . . . . . . . . . . . . . .      4.99           701,366
  Three to five years. . . . . . . . . . . . . . .      5.05         1,113,268
                                                        ----        ----------
    Total certificates of deposit $100,000 and over.    4.14%       $8,627,704
                                                        ====        ==========

     The Company borrowed $400,000 in long term advances from the FHLB through its Community Investment Program at a below-market interest rate of 4.88% during 1993. The funds were used to originate a below-market interest rate loan to a borrower that provides training and job placement assistance for vocationally handicapped and economically disadvantaged individuals.

RESULTS OF OPERATIONS--1993 COMPARED TO 1992

  Net Interest Income

     The Company is principally engaged in the business of attracting deposits from the general public and investing those funds in adjustable-rate mortgage loans and investment securities. Accordingly, net interest income (the difference between the income from interest-earning assets, such as loans and investments, and the cost of interest-bearing liabilities, such as deposit accounts and borrowed funds) remains a significant element in earnings.

     The Yield/Cost Analysis sets forth, for the three years ended December 31, 1993, (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the interest rate spread (i.e., the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities),
(v) the net yield on interest-earning assets (i.e., net interest income as a percentage of average interest-earning assets), and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. Yields and costs are derived by dividing the interest income and interest expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the years shown. As a result, the effect of including nonperforming loans in the average balances of loans outstanding is to reduce the average yield earned on loans.

Yield/Cost Analysis                                                 December 31,
                            ----------------------------------------------------------------------------------------------
                                        1993                           1992                            1991
                            ------------------------------  ----------------------------   -----------------------------
                                      Interest    Average            Interest   Average             Interest     Average
                            Average    Income/    Yield/    Average   Income/   Yield/      Average  Income/     Yield/
                            Balance    Expense     Cost     Balance   Expense    Cost       Balance  Expense      Cost
                            -------    -------    ------    -------   -------   ------     --------  -------     -------
                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (1):
  Mortgage. . . . . . . .  $185,046   $14,419      7.79%  $195,565   $17,548      8.97%   $227,139  $21,790       9.59%
  Commercial and
   consumer . . . . . . .     4,187       363      8.67      6,264       493      7.87       9,128      826       9.05
                           --------   -------             --------   -------              --------  -------
   Total loans. . . . . .   189,233    14,782      7.81    201,829    18,041      8.94     236,267   22,616       9.57
 Investment securities. .    54,295     2,488      4.58     53,048     3,057      5.76      46,882    3,535       7.54
 Mortgage-backed
  securities. . . . . . .    18,899       916      4.85      2,606       193      7.41      10,438      849       8.13
 Federal funds sold . . .     5,958       172      2.89     12,412       381      3.07       6,813      372       5.46
 Deposits due from banks.     1,847        48      2.60      1,683        51      3.03         485       23       4.74
 Federal Home Loan Bank
  stock, at cost. . . . .     1,708       151      8.84      1,702       156      9.17       2,170      199       9.17
                           --------   -------             --------   -------              --------  -------
   Total interest-earnings
    assets. . . . . . . .   271,940    18,557      6.83    273,280    21,879      8.01     303,055   27,594       9.11
                           --------   -------     -----   --------   -------     -----    --------  -------      -----
Noninterest-earnings
 assets . . . . . . . . .    12,892                         16,481                          17,159
                           --------                       --------                        --------
   Total assets . . . . .  $284,832                       $289,761                        $320,214
                           ========                       ========                        ========
Liabilities and
 Stockholders' Equity:
Interest-bearing
 liabilities:
  Regular savings . . . .  $102,071     2,976      2.92   $ 95,305     3,764      3.95    $ 80,326    4,356       5.42
  Market-rate
   certificates . . . . .   127,197     5,510      4.33    142,107     8,004      5.63     164,756   12,148       7.37
  Checking and money
   market accounts. . . .    11,590       308      2.66     11,517       422      3.66      11,704      645       5.51
  Advances from FHLB and
   ESOP debt. . . . . . .       363        18      4.96         26         1      3.85      23,558    1,970       8.36
                           --------   -------             --------   -------              --------  -------
    Total interest-bearing
     liabilities. . . . .   241,221     8,812      3.65    248,955    12,191      4.90     280,344   19,119       6.82
                           --------   -------     -----   --------   -------     -----    --------  -------      -----
Noninterest-bearing
 liabilities:
  Other deposits (2). . .    10,844                         11,085                           8,469
  Other liabilities . . .     1,332                            647                           2,859
                           --------                       --------                        --------
   Total noninterest-
    bearing liabilities .    12,176                         11,732                          11,328
Stockholders' equity. . .    31,435                         29,074                          28,542
                           --------                       --------                        --------
   Total liabilities and
    stockholders' equity.  $284,832                       $289,761                        $320,214
                           ========                       ========                        ========
Net interest income/
 interest rate spread . .             $ 9,745      3.18%             $ 9,688      3.11%             $ 8,475       2.29%
                                      =======     =====              =======     =====              =======      =====
Net interest-earnings
 assets/net yield on
 interest-earnings
 assets . . . . . . . . .  $ 30,719                3.58%  $ 24,325                3.55%   $ 22,711                2.80%
                           ========               =====   ========               =====    ========               =====
Ratio of interest-earning
 assets to interest-
 bearing liabilities. . .                          1.13x                          1.10x                           1.08x
                                                  =====                          =====                           =====
- --------------

(1) Includes nonperforming loans and loans held for sale, and excludes REO (in-substance and by deed). Also, loan fees are included in interest income.
(2) Includes regular checking and escrow accounts.

     Changes in net interest income are a result of the relative volume of interest-earning assets and interest-bearing liabilities and the rates earned and paid on them, respectively. Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The Bank's Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Changes attributable to both volume and rate have been allocated proportionately.

Rate/Volume Analysis

                                   1993 compared to 1992       1992 compared to 1991
                               --------------------------   -------------------------
                               Increase (Decrease)           Increase (Decrease)
                                     Due to                        Due to
                               ------------------            ------------------
                                 Volume    Rate       Net    Volume    Rate       Net
                                 -------   ----      ----    ------    -----     ----
                                                (Dollars in thousands)
Interest Income:
 Mortgage loans (1) . . . .    $ (944)  $(2,185) $(3,129)  $(3,029)  $(1,213) $(4,242)
 Commercial and consumer
  loans (1) . . . . . . . .      (163)       33     (130)     (259)      (74)    (333)
 Investment securities. . .        72      (641)    (569)      465      (942)    (477)
 Mortgage-backed securities     1,207      (484)     723      (637)      (19)    (656)
 Federal funds sold . . . .      (198)      (11)    (209)      306      (297)       9
 Federal Home Loan Bank
  stock . . . . . . . . . .         1        (6)      (5)      (43)       --      (43)
 Deposits due from banks. .         5        (8)      (3)       57       (29)      28
                               ------    ------   ------    ------    ------   ------
  Total interest income . .       (20)   (3,302)  (3,322)   (3,140)   (2,574)  (5,714)
                               ------    ------   ------    ------    ------   ------
Interest Expense:
 Regular savings. . . . . .       267    (1,055)    (788)      812    (1,404)    (592)
 Market rate certificates .      (840)   (1,654)  (2,494)   (1,670)   (2,474)  (4,144)
 Checking and money market
  accounts. . . . . . . . .         3      (117)    (114)      (10)     (213)    (223)
 Advances from FHLB and ESOP
  debt. . . . . . . . . . .        13         4       17    (1,968)       (1)  (1,969)
                               ------    ------   ------    ------    ------   ------
  Total interest expense. .      (557)   (2,822)  (3,379)   (2,836)   (4,092)  (6,928)
                               ------    ------   ------    ------    ------   ------
Changes in net interest
 income . . . . . . . . . .    $  537   $  (480)  $   57    $ (304)   $1,518   $1,214
                               ======   =======   ======    ======    ======   ======

(1) Includes nonperforming loans and loans held for sale, and excludes REO (in-substance and by-deed). Also, loan fees are included in interest income.

     Net interest income increased $57,000, or 0.60%, to $9.7 million in 1993. During 1993, net interest-earning assets increased (primarily due to a reduction in REO), yields of interest-bearing liabilities declined more rapidly than yields of interest-earning assets, and higher costing CDs migrated into lower costing passbook savings accounts. These factors were largely offset by $580,000 of foregone interest from the Bankruptcy Loan. During 1993, the interest rate spread increased slightly to 3.18% from 3.11% in 1992.

     Total interest income decreased $3.3 million, or 15.2%, during 1993, primarily due to $580,000 of foregone interest from the Bankruptcy Loan, lower yields earned on substantially all interest-earning asset categories, and a change in the mix of interest-earning assets. Average yields on the Company's two largest interest-earning assets, the mortgage loan and investment portfolios, declined 118 basis points during 1993. Such declines reflect declining market interest rates and the foregone interest on the Bankruptcy Loan. In addition, the mix of interest-earning assets negatively impacted interest income, as higher yielding assets, such as mortgage loans which earned 7.79% on average in 1993, were sold and reinvested in lower yielding assets, such as mortgage-backed securities which yielded 4.85%. The average balance of mortgage-backed securities increased from $2.6 million in 1992 to $18.9 million in 1993, while the average balances of mortgages loans and commercial and consumer loans decreased from $195.6 million and $6.3 million, respectively, in 1992 to $185.0 million and $4.2 million, respectively, in 1993. The average balance of mortgage-backed securities increased due to purchases which were funded by calls and maturities of investment securities and loan payoffs. The average balance of mortgage loans decreased due to sales of one-to-four family performing mortgage loans and the prepayment of the first mortgage portion of the Prepaid Loan. The decrease in the average balance of commercial and consumer loans reflects the prepayment of the line of credit portion of the Prepaid Loan and other prepayments.

     Total interest expense decreased $3.4 million, or 27.7%, in 1993 due to lower rates paid on most interest-bearing liabilities, a lower average balance of interest-bearing liabilities and a change in the liability mix. Lower rates paid were a result of the declining rate environment. On average, interest rates paid on CDs and regular savings accounts declined 130 basis points and 103 basis points, respectively. The average balance of interest-bearing liabilities decreased $7.7 million, primarily due to a decrease in the average balance of CDs of $14.9 million partially offset by an increase of $6.8 million in the average balance of regular savings accounts. Such liability mix change decreased interest expense since, on average, regular savings accounts cost 141 basis points less than CDs.

  Provision for Losses on Loans

     (Reference is made to "Loans; Nonperforming Assets; REO and Allowance for Losses on Loans and Allowance for Losses on REO" and to footnotes 1 and 4 of the Notes to Consolidated Financial Statements). A provision for losses on loans of $420,000 was recorded in 1993 as compared to $1.1 million in 1992, a decline of 62%. Such lower amount of a provision for losses on loans in 1993 versus 1992 reflects a decrease of 53% in nonaccrual loans (excluding the Bankruptcy Loan, the principal of which is perceived by management to be adequately collateralized) to $4.0 million; a 6.2% reduction in net average loan balances, of which one was the Prepaid Loan; and a decrease in the ratio of net loans charged-off as a percentage of average loans outstanding to 0.19% in 1993 from 0.65% in 1992.

     There can be no assurance that the decreasing provision trend over the last five years will continue into the future.

  Other Income

     Total other (i.e. non-interest) income decreased $1.3 million, or 58.6%, during 1993 primarily due to a decrease in gains on sales of securities of $1.6 million, partially offset by a gain on sale of a bank building of $187,000 and interest income of $136,000 on an income tax refund. The decline in gains on sale of securities was due to a decrease in sales volume of $59.6 million, to $14.6 million in 1993 versus $74.2 million in 1992.

  Other Expenses

     Total other (i.e. non-interest) expenses increased $74,000, or 0.86%, for 1993 versus 1992. The increase was due to an increase of $286,000, or 24.4%, in REO expense (net) as described in the following table and an increase of $93,000, or 15.7%, in FDIC expense due to an increase in the assessment rate. Offsetting such increases were a decrease of $213,000, or 21.1%, in occupancy expense, due primarily to recognizing costs for a branch closing which took place during 1992; a decrease of $52,000, or 1.5%, in salaries and employee benefits due to reductions in the number of employees and some employee benefits; and a decrease of $40,000, or 1.7%, in other expenses.

     The components of REO expense, net are as follows:

                                           Year ended December 31,
                                          ------------------------
                                             1993            1992
                                             -----           -----
                                            (Dollars in thousands)
REO expense, net:
 Provision for losses . . . . . .          $1,024          $  852
 Carrying costs, net of rental income .       737             721
 Gain on sale, net. . . . . . . . . . .      (304)           (401)
                                           ------          ------
   Total REO expense, net . . . . . . .    $1,457          $1,172
                                           ======          ======

     The increase in the provision for losses on REO was primarily due to recognizing market value writedowns of $100,000 on the Bank's largest REO property in 1993.

  Income Tax Expense

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes" ("SFAS 109"), which resulted in a change in accounting principle and a cumulative benefit of $300,000, or $.13 per share. SFAS 109 requires an asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     During 1993, an income tax benefit of $1.0 million was recorded, reflecting an income tax refund of $747,000, a deferred tax adjustment of $809,000 in order to reduce the valuation allowance since the time of adopting SFAS 109, and a tax provision of $538,000. Excluding the income tax refund and the deferred tax adjustment, the effective tax rate was 35.7% for 1993. In 1992, income tax expense was $628,000, which was partially offset by the utilization of $539,000 of the 1991 net operating loss carryforward. The effective tax rate in 1992 was 28.7%.

RESULTS OF OPERATIONS--1992 COMPARED TO 1991

  General

     During 1992, the Company reported a profit for the first time in five years, reporting net income of $2.1 million as compared to a net loss of $1.3 million in 1991. Results from core business operations were $500,000 (net of tax and extraordinary item), while gains from the sale of securities were $1.6 million (net of tax and extraordinary item). Much of the improvement in operations resulted from an increase in net interest income. A substantial part of the improvement in net interest income stemmed from an increase in the interest rate spread caused by the downward spiral of interest rates and the reduction in the cost of funds resulting from the prepayment of FHLB advances at the conclusion of 1991. The gain from the sales of securities was also a direct reflection of the downward spiral of interest rates, since the market value of such assets move in the opposite direction of interest rates.

  Net interest income

     Net interest income increased $1.2 million, or 14.3%, to $9.7 million in 1992. The increase from 1991 was partially due to an improvement in the interest rate spread as the cost of "borrowing" funds from depositors declined more rapidly than the decline in interest rates earned on loans to mortgage customers and partially due to a decrease in the average balance of nonperforming assets from December 31, 1991 to December 31, 1992. As a result, the interest rate spread and net yield on interest-earning assets increased from 2.29% and 2.80%, respectively, in 1991 to 3.11% and 3.55%, respectively, in 1992.

     Total interest income decreased $5.7 million, or 20.7%, during 1992 due to a reduction in the volume of most interest-earning assets, lower yields earned on substantially all interest-earning asset categories, and a change in the mix of interest-earning assets. The average balance of mortgage-backed securities, mortgage loans, and commercial and consumer loans decreased from $10.4 million, $227.1 million and $9.1 million, respectively, in 1991 to $2.6 million, $195.6 million and $6.3 million, respectively, in 1992. The average balance of mortgage-backed securities decreased due to liquidating the portfolio at the end of 1991; the average balance of mortgage loans decreased due to sales of one to four family performing mortgage loans during the fourth quarter of 1991 and during 1992; and the decrease in the average balance of commercial and consumer loans reflects the fact that the Bank has virtually discontinued originating commercial and consumer loans since 1988. Average yields on the two largest earning assets, the mortgage loan and investment portfolios, declined 62 and 178 basis points, respectively, during 1992. Such declines reflected declining market interest rates. In addition, the mix of interest-earning assets negatively impacted interest income as the higher yielding assets mentioned above (mortgage loans earning 8.97%, commercial and consumer loans earning 7.87%, and mortgage-backed securities earning 7.41%) were sold in 1991 and reinvested in lower yielding assets, such as investment securities yielding 5.76% and federal funds sold yielding 3.07%.

     Total interest expense decreased $6.9 million, or 36.2%, in 1992 due to lower rates paid on all interest-bearing liabilities, a lower average balance of interest-bearing liabilities and a change in the liability mix. Lower rates paid were a result of the declining rate environment. On average, interest rates paid on CDs and regular savings accounts declined 174 basis points and 147 basis points, respectively. The average balance of interest-bearing liabilities decreased $31.4 million partially due to repayments of FHLB and ESOP borrowings during 1991, which lowered the average balance $23.6 million, and secondarily, to net withdrawals of $6.7 million in other interest-bearing deposits. The total decrease in the average balance of CDs of $22.6 million was partially offset by a $15.0 million increase in the average balance of regular savings accounts, from $80.3 million in 1991 to $95.3 million in 1992. The liability mix change continued a trend that began in 1991 whereby CD withdrawals are "temporarily" placed in regular savings accounts. Such liability mix change decreased interest expense since the cost of regular savings accounts during 1992 was 10 basis points and 30 basis points less on average than a six-month and one year CD, respectively.

  Provision for Losses on Loans

     A provision for losses on loans of $1.1 million was recorded in 1992 as compared to $1.5 million in 1991, a decline of 27%. Such lower amount of a provision for losses on loans in 1992 versus 1991 reflected a decrease of $6.8 million, or 34%, in the average balance of nonaccrual loans to $13.4 million in 1992 as compared to $20.2 million in

1991. Although the 1992 provision represented an improvement over the provision for the four preceding years, the absolute dollar amount of the provision, especially when coupled with net REO expenses, continued to act as a limitation on profitability.

  Other Income

     Total other (i.e. non-interest) income decreased $279,000, or 10.9%, during 1992 due to a decrease in gains on sales of one-to-four family performing mortgage loans of $1.1 million, offset by an increase in net gains on security sales of $781,000. The lower gains on sales of one-to-four family performing mortgage loans was due to a decrease in sales volume of $24.8 million, or 61.5%, to $15.5 million in 1992 versus $40.3 million in 1991.

  Other Expenses

     Total other (i.e. non-interest) expenses decreased $612,000, or 6.6%, for 1992 versus 1991. Contributing to the improvement in other expenses were a decrease of $764,000, or 39.5%, in REO expense (net); and a $405,000, or 10.3%, decrease in salaries and employee benefits due to lower deferred compensation expense as a result of the fully funded ESOP, a decrease of 9% in full-time equivalent employees and lower costs for some employee benefit plans. Offsetting such improvements were increases in other expenses of $397,000, or 19.9%, due primarily to legal matters, consulting fees, and miscellaneous other operating expenses, and occupancy expense (net) of $141,000, or 16.2%, due primarily to recognizing costs for a branch closing which took place during the third quarter of 1992.

  Income Tax Expense

     During 1992, income tax expense of $628,000 was recorded which reflects an effective tax rate of 28.7%. The effective tax rate differed from the statutory Federal income tax rate of 34% due to a greater bad debts deduction for tax purposes than for financial reporting purposes. Partially offsetting income tax expense was the utilization of $539,000 of the 1991 net operating loss carryforward. Total income tax expense during 1991 was $552,000, primarily due to writing-off the net deferred tax asset as a result of the tax loss carryforward position.

ASSET AND LIABILITY MANAGEMENT

     The principal objectives of asset and liability management are to manage exposure to changes in the interest rate environment, maintain adequate liquidity and sustain a strong capital base. Asset and liability management is directed by the Bank's Operations Committee, whose members consist of certain members of the Board of Directors and senior management. The Asset and Liability Committee ("ALCO"), comprised of certain key officers, is a subcommittee of the Operations Committee that makes recommendations to the Operations Committee regarding the objectives described above.

  Interest Rate Sensitivity

     One of the tools that ALCO utilizes to manage exposure to changes in the interest rate environment is a static GAP analysis, which is a general indicator of the potential future effect that changing rates may have on net interest income. A static GAP analysis demonstrates, as of a particular date, the extent to which assets and liabilities will mature or reprice within a specific time frame. A financial institution is considered asset sensitive within a particular time frame if maturing and repricing assets exceed maturing and repricing liabilities during such time frame. Likewise, a financial institution is considered liability sensitive within a particular time frame if maturing and repricing liabilities exceed maturing and repricing assets during such time frame. In general, asset sensitive positions will maximize net interest income during periods of increasing interest rates and liability sensitive positions will maximize net interest income during periods of declining interest rates.

     A static GAP analysis is not a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates will not affect all categories of assets and liabilities in the same manner or at the same time. Second, a static GAP analysis represents a one-day position; variations actually occur on a daily basis as financial institutions adjust their interest sensitivity throughout the year. Third, assumptions must be made regarding the manner in which specific assets and liabilities will reprice. A goal of the current operating strategy is to have interest-bearing liabilities maturing and repricing within one year exceed interest-earning assets maturing and repricing within that period. The static cumulative one-year GAP position was a negative $34.9 million, or 12.3%, at December 31, 1993. The following Interest Sensitivity Static GAP Analysis presents the consolidated interest rate sensitivity position at December 31, 1993.

  Interest Sensitivity GAP Analysis

                                            More than   More than  More than  More than   More than
                                3 months   3 months to  6 months   1 year to 3 years to  5 years to   Over 10
                                 or less    6 months    to 1 year   3 years    5 years    10 years     years     Total
                                --------   -----------  ---------  --------- ----------  ----------   -------   ------
                                                                  (Dollars in thousands)
Interest-Earning Assets(1):
 Real Estate Loans(2):
  1-4 Family:
   Adjustable rate. . . . . .   $  9,710    $ 12,404    $ 45,316  $13,336     $ 7,907     $ 1,150    $   --   $ 89,823
   Fixed. . . . . . . . . . .      1,116          39         613      248         991       2,846     14,387    20,240
  Other Real Estate:
   Adjustable rate. . . . . .      6,658       2,783       9,179    2,333       1,105       3,279      1,673    27,010
   Fixed. . . . . . . . . . .      4,076         146       1,991    9,914       1,266       3,895     12,845    34,133
 All other loans(2):
  Adjustable rate(3). . . . .      1,136         --          --       152         --          134        --      1,422
  Fixed (4) . . . . . . . . .        637          56         --       108         246         198         77     1,322
 Mortgage-backed
  securities (5). . . . . . .        --          --          --       --          174       2,461     16,329    18,964
 Investment securities(5):
  U.S Treasury. . . . . . . .        --          --          --    47,497      17,871         --         --     65,368
  U.S. Government agencies. .        --          505         --       --          --          --         --        505
  Corporate bonds and notes .      2,709         102       1,025      303         --          --         --      4,139
  Other securities. . . . . .         22         --        1,555      --          --          --         --      1,577
  Federal funds sold. . . . .      1,900         --          --       --          --          --         --      1,900
  Due from banks. . . . . . .      1,735         --          --       --          --          --         --      1,735
                                 -------    --------    --------  -------     -------     -------    -------   -------
   Total interest-earning
    assets. . . . . . . . . .     29,699      16,035      59,679   73,891      29,560      13,963     45,311   268,138
                                 -------    --------    --------  -------     -------     -------    -------   -------
Interest-Bearing Liabilities:
 Regular savings(6) . . . . .     28,121       2,341       4,682   22,630      17,167      20,289      7,804   103,034
 Market rate certificates . .     40,664      24,559      28,515   22,174       6,690         --         --    122,602
 Money market deposit
  accounts. . . . . . . . . .      6,700         --          --       --          --          --         --      6,700
 Checking accounts. . . . . .      4,690         --          --       --          --          --         --      4,690
                                 -------    --------    --------  -------     -------     -------    -------   -------
   Total interest-bearing
    liabilities . . . . . . .     80,175      26,900      33,197   44,804      23,857      20,289      7,804   237,026
                                 -------    --------    --------  -------     -------     -------    -------   -------
Interest rate sensitivity gap
 per period(7). . . . . . . .   $(50,476)   $(10,865)   $ 26,482 $ 29,087     $ 5,703     $(6,326)   $37,507  $ 31,112
                                ========    ========    ======== ========     =======     =======    =======  ========
Cumulative interest rate
 sensitivity gap(7) . . . . .   $(50,476)   $(61,341)   $(34,859)$ (5,772)    $   (69)    $(6,395)   $31,112
Cumulative interest rate
 sensitivity gap as
 a percent of total assets. .     (17.9)%     (21.7)%     (12.3)%   (2.0)%       (0.0%)     (2.3)%      11.0%
Cumulative percentage of
 interest-sensitive assets
 to interest-sensitive
 liabilities. . . . . . . . .       37.0%       42.7%       75.1%    96.9%      100.0%       97.2%     113.1%

- -----------------

(1) Excludes common stock of the FHLB of New York ($1,711).
(2) Includes nonperforming loans and loans held for sale, and excludes REO. If nonperforming loans were excluded, the 1 year or less cumulative GAP would have been ($37,030) or (13.1)% of total assets and the cumulative percentage of interest-sensitive assets to interest-sensitive liabilities would have been 73.0%.
(3) Represents commercial/financial loans.
(4) Represents consumer and other loans.
(5) Call dates, if any, are used to indicate repricing dates if it is more likely than not that the investment will be called. Includes securities available for sale.
(6) $25 million of regular savings deposits are assumed to reprice within 3 months; the remaining balance is assumed to reprice at the rate of 4% within 3 months, 4% within 3 to 6 months, 6% within 6 months to 1 year, 29% within 1 to 3 years, 22% within 3 to 5 years, 26% within 5 to 10 years, and 10% over ten years.
(7) If all regular savings were to reprice within 1 year or less, the one-year cumulative GAP as of December 31, 1993 would have been ($101,926) or (36.1)% of total assets and the cumulative percentage of interest-sensitive assets to interest-sensitive liabilities would have been 51.0%.

LIQUIDITY

     Liquidity is the ability to meet current cash needs in order to fund loans and deposit withdrawals, make debt payments, and cover operating expenses. The primary sources of funds are deposits, amortization, prepayments and sales of loans, maturities of investment securities, and amortization and prepayments of mortgage-backed securities. While scheduled loan payments and maturing investment securities represent a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by the general interest rate climate, economic conditions, and competition.

     The FDIC defines a bank's liquidity ratio as the sum of net cash, short-term investments and marketable securities divided by the sum of net deposits and short-term liabilities. The Bank's liquidity ratio at December 31, 1993 and 1992, as calculated according to FDIC guidelines, was 38.8% and 28.8%, respectively. The amount of assets used in the liquidity ratio calculation was $96.4 million and $73.4 million as of December 31, 1993 and 1992, respectively. The increase in the liquidity ratio is due to loan prepayments, especially the Prepaid Loan, and sales of REO.

     In addition to the liquidity ratio, liquidity can also be described in terms of cash and cash equivalents. Cash and cash equivalents, which are cash on hand, amounts due from banks and Federal funds sold (generally due within one-week periods), declined $1.2 million during 1993. During 1993, operating activities provided $4.3 million and investment activities provided $829,000 in cash flow while financing activities used $6.3 million. The $4.3 million of cash provided by operating activities was primarily the result of interest income earned on loans, and an income tax refund received and interest thereon; these items were offset by interest paid on deposits, cash paid to employees and for other expenses, and loans originated for resale. The $6.3 million used in financing activities primarily funded net deposit outflows.

     As of December 31, 1993 and 1992, the Company held $1.0 million of cash and cash equivalents at the holding company level. Management does not regard the amount of such cash and cash equivalents to be significant from a liquidity perspective except in terms of a potential source of future contributions to the Bank.

     A line of credit in the amount of $14.3 million with the FHLB is also available to meet liquidity purposes. Such line of credit, none of which was in use at December 31, 1993, must be renewed annually.

CAPITAL RESOURCES

     Under banking policies issued by the FRB and the FDIC, an adequate level of regulatory capital sufficient to meet minimum leverage, core and total risk-based capital ratios must be maintained. The minimum leverage capital ratio is calculated by dividing core capital by average total assets of the most recent quarter-end. The risk-based capital ratios require assets and certain off-balance-sheet activities to be classified into categories, and specified levels of capital to be maintained for each category. The least capital is required for the category deemed to have the least risk, and the most capital is required for the category deemed to have the greatest risk. For purposes of leverage and risk-based capital guidelines, core capital (also known as Tier I capital) consists of common equity in accordance with generally accepted accounting principles ("GAAP"), excluding net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and total capital consists of core capital plus a portion of the allowance for losses on loans. The qualifying portion of the allowance for losses on loans approximated $1.8 million as of December 31, 1993 and $2.3 million as of December 31, 1992.

     As of December 31, 1993 and 1992, capital ratios were as follows:

                                             December 31,
                                     -------------------------------------
                                           1993                 1992
                                     ----------------   ------------------
   Capital ratios:         Required*  Company    Bank     Company    Bank
   --------------         ----------  -------    ----     -------    ----
Leverage. . . . . . . . .    5.00%     11.70%    11.38%   10.62%    10.33%
Core risk-based . . . . .    6.00      23.55     22.90    16.32     15.87
Total risk-based. . . . .   10.00      24.81     24.16    17.58     17.12
- ---------------
* For qualification as a well-capitalized institution.

     As noted in the above table, the Company's and the Bank's capital ratios substantially exceed the minimum capital requirements of a well-capitalized institution. The increase during 1993 in the leverage ratio is due primarily to net income and, secondarily, to a lower level of assets in 1993 than in 1992. The increase in the risk-based capital ratios is due primarily to increases in U.S. Treasury and mortgage-backed securities, and decreases in loans and corporate bonds and notes.

     The FDIC and the FRB (collectively referred to as the "Regulators") have issued proposed guidelines to the risk-based capital ratios which would incorporate an interest-rate risk component. Complete implementation of the guidelines for assessing the adequacy of capital would become effective December 31, 1994. However, the Regulators have also proposed that examiners apply the guidelines on an advisory basis beginning with examinations starting after December 31, 1993. If such proposed guidelines were applied as of December 31, 1993, the revised risk-based capital ratios would still be in compliance with minimum capital requirements.

     Stockholders' equity increased from $30.5 million at December 31, 1992 to $33.5 million at December 31, 1993, reflecting net income of $2.8 million and credits resulting from recognition of deferred compensation of the Management Retention Plan and adoption of SFAS 115.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 establishes criteria for accounting for loans that have been impaired. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has not fully evaluated the effect of SFAS 114 on its financial statements. SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Company plans to adopt SFAS 114 in 1995 with no prior period adjustment

     In December 1992, the FASB issued Statement of Financial Accounting Standards No. 112. "Employers' Accounting for Postemployment Benefits"
("SFAS 112"). SFAS 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement--including salary continuation, disability benefits, severance pay and continuation of health care benefits. Under SFAS 112, each benefit will be accrued either over the employee's working career for benefits that vest or vary based on an employee's years of service, or as an expense at the date of the event giving rise to the benefits (e.g., at the date of disability). SFAS 112 is effective for fiscal years beginning after December 15, 1993. Earlier application is not required by the FASB. The Company plans to adopt SFAS 112 in 1994 with no prior period restatement. Management believes that the effect of adopting
SFAS 112 will not be significant on the financial position or results of operations of the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation is reflected primarily in the increased cost of operations. Unlike most industrial companies, the primary assets and liabilities of the Company are monetary. As a result, interest rates have a more significant impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are presented herein on the following pages:

     Report of Independent Accountants ...............................  29
     The Company and Subsidiary:
       Consolidated Balance Sheets ...................................  30
       Consolidated Statements of Operations .........................  31
       Consolidated Statements of Changes in Stockholders' Equity.....  32
       Consolidated Statements of Cash Flows .........................  33
       Notes to Consolidated Financial Statements ....................  35

     (b) The following supplementary financial information is presented herein on the following page:

       Summary of Quarterly Results ..................................  53

                           REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
Stockholders of Washington Bancorp, Inc.
Hoboken, New Jersey

     We have audited the accompanying consolidated balance sheets of Washington Bancorp, Inc. and Subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Bancorp, Inc. and Subsidiary as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and its method of accounting for investments in debt and equity securities.

     As discussed in Note 11 to the consolidated financial statements, the Company is presently a defendant in two lawsuits. One lawsuit seeks unspecified damages and alleges violations of state securities laws, certain banking laws and state common law. The other was filed by a former Bank officer and alleges wrongful termination and seeks unspecified damages. Legal counsel has advised the Company that the effect, if any, of the ultimate outcome of these actions cannot presently be determined, and accordingly, no provision for loss, if any, that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.



                                                  /s/COOPERS & LYBRAND
                                                  Coopers & Lybrand

Parsippany, New Jersey
January 28, 1994

                         WASHINGTON BANCORP, INC. & SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                            -------------------------
                                              1993           1992
                                              -----          -----
Assets
Cash and due from banks . . . . . . . . $  4,283,032   $  4,336,433
Federal funds sold. . . . . . . . . . .    1,900,000      3,000,000
                                        ------------   ------------
 Cash and cash equivalents. . . . . . .    6,183,032      7,336,433
Investment securities:
 Available-for-sale . . . . . . . . . .   57,740,195      1,936,700
 Held-to-maturity (market value
  $14,128,000 and $57,430,000). . . . .   13,848,830     56,793,662
Mortgage-backed securities:
 Available-for-sale . . . . . . . . . .    9,516,832            --
 Held-to-maturity (market value
  $9,365,000 and $7,197,000). . . . . .    9,447,366      7,213,343
Loans:
 Held-for-sale (market value
  $4,909,000 and $9,032,000). . . . . .    4,852,000      9,000,000
 In portfolio (net of allowance for
  losses of $2,828,000 and
  $2,776,000) . . . . . . . . . . . . .  165,332,900    182,500,728
Other real estate owned ("REO") (net
 of allowance for losses of $1,880,000
 and $1,802,000). . . . . . . . . . . .    7,078,038     12,998,022
Accrued interest receivable . . . . . .    2,563,176      2,606,893
Premises and equipment, net . . . . . .    2,614,031      2,840,090
Federal Home Loan Bank stock, at cost .    1,711,300      1,632,000
Income tax refund . . . . . . . . . . .         --          320,000
Deferred income tax asset . . . . . . .    1,369,000        250,000
Other assets. . . . . . . . . . . . . .      378,636        342,758
                                        ------------   ------------
  TOTAL ASSETS. . . . . . . . . . . . . $282,635,336   $285,770,629
                                        ============   ============
Liabilities and Stockholders' Equity
Liabilities:
 Interest-bearing deposits. . . . . . . $237,026,264   $244,249,625
 Noninterest-bearing deposits . . . . .    9,016,464      8,373,055
                                        ------------   ------------
  Total deposits. . . . . . . . . . . .  246,042,728    252,622,680
 Advances from Federal Home Loan
  Bank ("FHLB") . . . . . . . . . . . .      400,000           --
 Mortgage escrow deposits . . . . . . .    1,276,819      1,393,709
 Accrued interest payable . . . . . . .      189,154        336,657
 Other liabilities. . . . . . . . . . .    1,185,136        948,538
                                        ------------   ------------
  TOTAL LIABILITIES . . . . . . . . . .  249,093,837    255,301,584
                                        ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, par value $.10 per
  share, 3,000,000 shares authorized,
  no shares issued and outstanding. . .         --             --
 Common stock, par value $.10 per share,
  6,000,000 shares authorized,
  shares issued and outstanding--
  2,307,687 in 1993
  and 2,307,187 in 1992 . . . . . . . .      230,768        230,718
 Paid-in capital. . . . . . . . . . . .   22,500,728     22,498,778
 Retained earnings. . . . . . . . . . .   10,744,003      7,919,549
 Unrealized gain on available-for-sale
  securities, net of tax. . . . . . . .      186,000           --
                                        ------------   ------------
                                          33,661,499     30,649,045
Deferred compensation--Management
 Recognition and Retention Plan
 ("MRP"). . . . . . . . . . . . . . . .    (120,000)      (180,000)
                                        ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY . . . . .   33,541,499     30,469,045
                                        ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY. . . . . . . . . . . . . . . $282,635,336   $285,770,629
                                        ============   ============

                     See notes to consolidated financial statements

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended December 31,
                                     -------------------------------------
                                        1993         1992          1991
                                        ----         ----          ----
Interest income:
 Loans, including fees . . . . . .  $14,781,686  $18,041,437  $22,616,388
 U.S. Treasury obligations . . . .    1,766,978    2,833,951    1,995,094
 Mortgage-backed securities. . . .      915,652      193,365      849,600
 Federal funds sold. . . . . . . .      171,990      380,910      372,369
 Dividends . . . . . . . . . . . .      150,639      155,715      199,088
 Due from banks. . . . . . . . . .       48,311       50,378       22,719
 Other investment securities . . .      722,669      223,335    1,538,383
                                    -----------  -----------  -----------
 Total interest income . . . . . .   18,557,925   21,879,091   27,593,641
                                    -----------  -----------  -----------
Interest expense:
 Deposits. . . . . . . . . . . . .    8,794,623   12,189,233   17,148,425
 Borrowed funds. . . . . . . . . .       17,809        1,350    1,970,423
                                    -----------  -----------  -----------
 Total interest expense. . . . . .    8,812,432   12,190,583   19,118,848
                                    -----------  -----------  -----------
  Net interest income. . . . . . .    9,745,493    9,688,508    8,474,793
                                    -----------  -----------  -----------
Provision for losses on loans. . .      420,000    1,100,000    1,500,000
                                    -----------  -----------  -----------
 Net interest income after provision
  for losses on loans. . . . . . .    9,325,493    8,588,508    6,974,793
                                    -----------  -----------  -----------
Other income:
 Service charges on deposit
  accounts . . . . . . . . . . . .      186,459      181,743      149,163
 Gain on sale of loans, net. . . .      157,030      196,845    1,275,976
 Security gains, net . . . . . . .       22,450    1,638,132      856,843
 Gain on sale of bank building . .      186,519          --           --
 Other . . . . . . . . . . . . . .      396,675      273,536      287,286
                                    -----------  -----------  -----------
 Total other income. . . . . . . .      949,133    2,290,256    2,569,268
                                    -----------  -----------  -----------
Other expenses:
 Salaries and employee benefits. .    3,468,089    3,519,704    3,924,724
 REO expense, net. . . . . . . . .    1,457,341    1,171,544    1,935,927
 Occupancy and equipment expenses,
   net . . . . . . . . . . . . . .      797,303    1,010,739      869,705
 Federal Deposit Insurance
  Corporation ("FDIC") assessment.      690,516      597,054      577,945
 Other . . . . . . . . . . . . . .    2,354,923    2,394,742    1,997,571
                                    -----------  -----------  -----------
 Total other expenses. . . . . . .    8,768,172    8,693,783    9,305,872
                                    -----------  -----------  -----------
  Income before income taxes,
   extraordinary items and
   cumulative effect of change in
   accounting principle. . . . . .    1,506,454    2,184,981      238,189
  Income tax benefit/(expense) . .    1,018,000    (628,000)     (552,000)
                                    -----------  -----------  -----------
  Income/(loss) before extraordinary
   items and cumulative effect of
   change in accounting
   principle . . . . . . . . . . .    2,524,454    1,556,981     (313,811)
  Extraordinary items:
   Utilization of net operating
    loss ("NOL") carryforward. . .          --       539,000          --
   Loss on early extinguishment of
    FHLB advances (net of applicable
    income tax effect of $-0-) . .          --           --    (1,034,319)
  Cumulative effect of change in
   accounting principle. . . . . .      300,000          --           --
                                    -----------  -----------  -----------
  NET INCOME/(LOSS). . . . . . . .  $ 2,824,454  $ 2,095,981  $(1,348,130)
                                    ===========  ===========  ===========
 Income/(loss) per share:
  Income/(loss) before extraordinary
   items and cumulative effect of
   change in accounting
   principle . . . . . . . . . . .  $      1.10  $      0.68  $     (0.14)
  Extraordinary items. . . . . . .          --          0.24        (0.46)
  Cumulative effect of change in
   accounting principle. . . . . .          .13          --           --
                                    -----------  -----------  -----------
  NET INCOME/(LOSS). . . . . . . .  $      1.23  $      0.92  $     (0.60)
                                    ===========  ===========  ===========
Weighted average number of shares
 outstanding . . . . . . . . . . .    2,296,876    2,276,035    2,263,547
                                    ===========  ===========  ===========

                     See notes to consolidated financial statements

                                                  WASHINGTON BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Unrealized
                                                                gain on                    Deferred
                                                               available-                compensation
                               Preferred Common      Paid-in    for-sale     Retained    -------------
                                 stock    stock      capital   securities    earnings        ESOP         MRP          Total
                              ---------- -------     -------   ----------    --------        -----       -----        -------
BALANCE, January 1, 1991. .      $ --   $230,718   $22,498,778 $    --     $ 7,171,698   $(386,400)   $(300,000)   $29,214,794
Recognition of deferred
 compensation
 expense. . . . . . . . . .        --        --            --       --             --      289,800       60,000        349,800
Net loss. . . . . . . . . .        --        --            --       --      (1,348,130)        --           --      (1,348,130)
                                 -----  --------   ----------- --------    -----------   ---------    ---------    -----------
BALANCE, December 31, 1991.        --    230,718    22,498,778      --       5,823,568     (96,600)    (240,000)    28,216,464
Recognition of deferred
 compensation expense . . .        --        --            --       --             --       96,600       60,000        156,600
Net income. . . . . . . . .        --        --            --       --       2,095,981         --           --       2,095,981
                                 -----  --------   ----------- --------    -----------   ---------    ---------    -----------
BALANCE, December 31, 1992.        --    230,718    22,498,778      --       7,919,549         --      (180,000)    30,469,045
Recognition of deferred
 compensation expense . . .        --        --            --       --             --          --        60,000         60,000
Excercise of stock options.        --         50         1,950      --             --          --           --           2,000
Adoption of SFAS 115. . . .        --        --            --   186,000            --          --           --         186,000
Net income. . . . . . . . .        --        --            --       --       2,824,454         --           --       2,824,454
                                 -----  --------   ----------- --------    -----------   ---------    ---------    -----------
BALANCE, December 31, 1993.      $ --   $230,768   $22,500,728 $186,000    $10,744,003   $     --     $(120,000)   $33,541,499
                                 =====  ========   =========== ========    ===========   =========    =========    ===========

                                              See notes to consolidated financial statements

                    WASHINGTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended December 31,
                                      --------------------------------------
                                          1993          1992        1991
                                          ----          ----        ----
Cash Flows from Operating Activities:
 Interest received  . . . . . . .    $ 20,368,341 $ 22,383,276 $ 27,978,824
 Loan fees received   . . . . . .         288,037      449,833      406,092
 Service charges on deposits
  received  . . . . . . . . . . .         186,459      181,743      149,163
 Miscellaneous other income
  received  . . . . . . . . . . .         260,392      273,536      287,286
 Income tax refund received   . .       1,196,969          --     1,105,511
 Income taxes paid  . . . . . . .        (545,107)    (609,000)         --
 Loans originated for resale  . .        (852,000)         --           --
 Interest paid  . . . . . . . . .      (8,959,935) (12,520,427) (19,699,816)
 Cash paid to employees and for
  other expenses  . . . . . . . .      (7,630,874)  (7,863,590)  (5,278,204)
                                      -----------  ----------- ------------
   Net cash provided by operating
    activities  . . . . . . . . .       4,312,282    2,295,371    4,948,856
                                      -----------  ----------- ------------
Cash Flows from Investing Activities:
 Proceeds from maturity of term
  federal funds sold. . . . . . .             --     9,000,000          --
 Purchase of term federal funds
  sold  . . . . . . . . . . . . .             --           --    (9,000,000)
 Proceeds from sales of securities
  available-for-sale  . . . . . .       3,375,706   19,834,531          --
 Proceeds from maturities of
  securities available-for-
  sale. . . . . . . . . . . . . .         500,000          --           --
 Purchase of securities available-
  for-sale  . . . . . . . . . . .     (60,197,058) (21,353,814)         --
 Principal collected on mortgage-
  backed securities available-
  for-sale. . . . . . . . . . . .       2,967,578          --           --
 Purchase of mortgage-backed
  securities available-
  for-sale .. . . . . . . . . . .     (10,847,957)         --           --
 Proceeds from sales of loans
  held for sale . . . . . . . . .       7,021,863   15,717,358   34,600,519
 Proceeds from sales of investment
  securities  . . . . . . . . . .       9,248,633   54,466,694   68,049,943
 Proceeds from maturities of
  investment securities . . . . .      35,371,615   10,445,843   52,378,000
 Purchase of investment securities     (2,452,068) (68,592,457)(117,910,408)
 Principal collected on
  mortgage-backed securities. . .       5,769,780      532,190    1,042,580
 Proceeds from sales of
  mortgage-backed securities. . .       2,028,385    1,533,314   27,191,360
 Purchase of mortgage-backed
  securities  . . . . . . . . . .     (10,534,937)  (7,785,292)         --
 Purchase of loans  . . . . . . .             --   (10,086,000)         --
 Net decrease/(increase) in loans
  and loans held for sale . . . .      14,240,619   (7,095,165) (11,481,243)
 Recoveries on loans charged-off          261,348      257,045      240,898
 Proceeds from sale of bank
  building  . . . . . . . . . . .         224,100          --           --
 Capital expenditures   . . . . .         (64,614)    (312,723)    (261,474)
 Proceeds from sales of REO, net of
  financed sales and closing costs      3,995,466    1,126,761    2,658,486
 Proceeds from redemption of FHLB
  stock   . . . . . . . . . . . .             --       520,300      104,600
 Purchase of FHLB stock   . . . .         (79,300)         --           --
                                      -----------  ----------- ------------
   Net cash (used in)/provided by
  investing activities  . . . . .         829,159   (1,791,415)  47,613,261
                                      -----------  ----------- ------------
Cash Flows from Financing Activities:
 Net increase in savings and
  transaction accounts. . . . . .       4,164,930   14,330,173    5,693,096
 Net decrease in certificates of
  deposit   . . . . . . . . . . .     (10,744,882) (20,728,505) (21,998,795)
 Net increase/(decrease) in mortgage
  escrow deposits   . . . . . . .        (116,890)    (739,381)     149,309
 Repayment of advances from FHLB              --           --   (45,134,319)
 Advances from FHLB   . . . . . .         400,000          --    15,600,000
 Exercise of stock options  . . .           2,000          --           --
                                      -----------  ----------- ------------
   Net cash used in financing
    activities  . . . . . . . . .      (6,294,842)  (7,137,713) (45,690,709)
                                      -----------  ----------- ------------
Net Increase/(Decrease) in Cash and
  Cash Equivalents  . . . . . . .      (1,153,401)  (6,633,757)   6,871,408
Cash and Cash Equivalents,
 beginning of year. . . . . . . .       7,336,433   13,970,190    7,098,782
                                      -----------  ----------- ------------
Cash and Cash Equivalents, end of
  year  . . . . . . . . . . . . .     $ 6,183,032  $ 7,336,433 $ 13,970,190
                                      ===========  =========== ============

                See notes to consolidated financial statements

                    WASHINGTON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                              Year ended December 31,
                                          ---------------------------------
                                             1993       1992         1991
                                             ----       ----         ----
Reconciliation of Net Income/(Loss)
 to Net Cash Provided by
 Operating Activities:
Net income/(loss) . . . . . . . .      $ 2,824,454 $ 2,095,981 $ (1,348,130)
Adjustments to reconcile net income/
 (loss) to net cash
 provided by operating activities:
  Depreciation  . . . . . . . . .          253,092     372,186      319,678
  Provision for losses on loans and
   REO  . . . . . . . . . . . . .        1,443,965   1,951,900    2,670,206
  Recognition of deferred
   compensation expense . . . . .           60,000     156,600      349,800
  Deferred loan fees  . . . . . .         (194,779)   (163,765)    (248,842)
  Deferred taxes  . . . . . . . .         (699,000)   (250,000)     552,000
  Gain on sales of investment and
   mortgage-backed securities   .          (67,623) (1,671,946)  (1,078,931)
  Loss on sales of investment and
   mortgage-backed securities   .           45,173      33,814      222,088
  Gain on sale of bank building           (186,519)        --           --
  Gain on sales of REO  . . . . .         (429,255)   (454,734)    (329,927)
  Loss on sales of REO  . . . . .          125,355      53,887      153,157
  Gain on sale of loans   . . . .         (157,030)   (206,314)  (1,275,976)
  Loss on sale of loans   . . . .              --        9,469          --
  Premium amortization, net of
   discount earned. . . . . . . .        2,249,515     817,490      243,249
  Extraordinary loss on early
   extinguishment of FHLB
   advances   . . . . . . . . . .              --          --     1,034,319
  Changes in operating assets and
   liabilities:
   (Increase) in loans originated
    for resale. . . . . . . . . .         (852,000)        --           --
   (Increase)/decrease in income
    tax refund receivable . . . .          320,000    (320,000)     243,000
   (Increase)/decrease in accrued
     interest receivable  . . . .           43,717     300,293      796,868
   (Increase)/decrease in other
     assets   . . . . . . . . . .          (35,878)     83,567      890,585
   Increase/(decrease) in accrued
    interest payable  . . . . . .         (147,503)   (329,844)    (580,968)
   Increase/(decrease) in other
    liabilities   . . . . . . . .         (283,402)   (183,213)   2,336,680
                                       ----------- -----------  -----------
Net cash provided by operating
 activities . . . . . . . . . . .      $ 4,312,282 $ 2,295,371  $ 4,948,856
                                       =========== ===========  ===========
Supplemental Schedule of Noncash
 Investing and Financing
 Activities:
  Transfer of loans to REO  . . .      $ 3,705,035 $ 5,330,339  $ 9,571,387
                                       =========== ===========  ===========
  Portion of REO sales financed
   by the Bank. . . . . . . . . .      $ 5,427,475 $ 3,486,900  $ 4,700,200
                                       =========== ===========  ===========
  Transfer of loans to loans held
   for sale, net  . . . . . . . .        $    --   $24,520,513  $       --
                                       =========== ===========  ===========
  Exchange of loans for
   mortgage-backed securities . .      $ 1,788,408 $       --   $ 6,732,250
                                       =========== ===========  ===========
  Available-for-sale securities
   market value change. . . . . .      $   186,000 $       --   $       --
                                       =========== ===========  ===========

                See notes to consolidated financial statements

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Washington Bancorp, Inc. and Subsidiary follow generally accepted accounting principles and general practices applicable to the banking industry. The policies which materially affect the determination of financial position, results of operations and cash flows are summarized below.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Washington Bancorp, Inc, (the "Company") and its wholly-owned subsidiary, Washington Savings Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

STATEMENTS OF CASH FLOWS

     The statements of cash flows are presented using the direct method. For purposes of reporting cash flows, cash and cash equivalents are cash on hand, amounts due from banks and Federal funds sold (generally due within a one-week period).

SECURITIES

     During 1993, the Financial Accounting Standards Board (the "FASB") issued and the Company adopted Statement of Financial Accounting Standards No. 115:
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires entities to classify their securities into either a held-to-maturity, available-for-sale or trading category. Each of these classifications require a different basis of accounting.

     Securities in which there is both the positive intent and ability to hold until call date, if any, or maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts. Premiums are amortized and discounts are accreted using the level yield method over the period to call, if any, or maturity for investments, and over the estimated remaining lives based on anticipated prepayments for mortgage-backed securities. Gains and losses, if any, are recognized when securities are sold by the specific identification method.

     Securities which may be sold prior to maturity for either asset/liability purposes or for other reasons are classified as available-for-sale and are accounted for at fair value with fair value changes, net of tax, reported as a net amount in a separate component of stockholders' equity.

     The Company does not engage in trading securities; however, such securities would be accounted for at fair value with fair value changes reported in the income statement.

     The effect of adopting SFAS 115 as of December 31, 1993 was to increase securities by $286,000, reduce the net deferred tax asset by $100,000 and increase stockholders' equity by $186,000. There was no effect on the results of operations.

     The Bank, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock in the FHLB in an amount equal to one percent of the outstanding balance of mortgage loans or five percent of its outstanding advances from the FHLB, whichever is greater.

LOANS

     Loans in which there is both the intent and ability to hold until maturity are carried at their principal amounts outstanding. Generally, when a loan is past due as to payment of principal or interest for ninety days or when, in the opinion of management, the accrual of interest should be ceased before ninety days, it is the Company's policy to cease accruing interest and to place such a loan on a "nonaccrual status". Any accrued but unpaid interest previously recorded, if not adequately collateralized, is charged against current period interest income. Cash receipts on nonaccrual loans are recorded as either income or as a reduction of principal, according to management's judgement as to the collectibility of principal.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Loan origination fees and certain direct loan origination costs are offset, and the resulting net amount is deferred and amortized as an adjustment of the loans' yields. Net loan fees are generally amortized over the contractual lives of the related loans.

     Loans held for sale are carried at the lower of aggregate cost or market. No valuation allowance was required at December 31, 1993 or 1992. Gains and losses, including deferred loan origination fees, are recognized when loans are sold by the specific identification method.

     In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 establishes criteria for accounting for loans that have been impaired. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has not fully evaluated the effect of SFAS 114 on its financial statements. SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Company plans to adopt SFAS 114 in 1995 with no prior period restatement.

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is established through charges to operations in the form of a provision for losses on loans. Loans which are determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. The provision for losses on loans is based upon percentage allocations with regard to the performing loan portfolio, as well as specific allocations for classified loans. Loans are classified in accordance with their estimated risk based on various factors, including: (a) the financial status and credit history of the borrower; (b) collateral value; (c) loan documentation; (d) prevailing and anticipated economic conditions; and (e) such other factors that, in management's judgement, warrant current recognition in providing an adequate allowance.

OTHER REAL ESTATE OWNED ("REO"), NET

     REO consists of real estate properties acquired through foreclosure or deed in lieu of foreclosure and "in-substance" foreclosures ("ISF"). A loan is classified as an in-substance foreclosure even though actual foreclosure has not occurred based upon the following criteria: the borrower has little or no equity in the collateral based upon its current estimated fair value; proceeds for repayment are expected to come only from the operations or sale of the collateral; and either the borrower has abandoned control of the collateral or it is doubtful that the borrower will rebuild equity in the collateral or repay the loan by other means in the foreseeable future.

     REO is carried at the lower of cost (principal balance of the former loan plus cost of obtaining title and possession) or net realizable value. When a property is transferred to ISF, the excess of the loan balance over market or the estimated net realizable value is charged to the allowance for losses on loans.

     The allowance for losses on REO is established through charges to operations in the form of a provision for losses on REO that is reflected in the expense caption--"REO expense, net." Factors considered in establishing the allowance for losses on REO include appraisals of the fair market value of a property and management's assessment of the overall real estate market for that type of property and its location. In addition, carrying costs (e.g. real estate taxes, repairs and maintenance, and insurance), net of rental income, are charged to operations in the current period and are reflected in the expense caption--"REO expense, net".

PREMISES AND EQUIPMENT, NET

     Land is carried at cost. Buildings, building improvements, and furniture and equipment are stated at cost less accumulated depreciation computed on the straight-line basis over the estimated useful lives of each type of asset. Leasehold improvements are stated at cost less accumulated amortization computed on a straight-line basis over the term of the lease or useful life, whichever is less. Expenditures for maintenance and repairs are charged to expense; major replacements and betterments are capitalized. Gains and losses on dispositions are reflected in current operations.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

INCOME TAXES

     The Company and the Bank file a consolidated federal income tax return. State income tax returns are filed on a separate basis.

     Prior to 1993, the Company recorded income tax provisions in accordance with Accounting Principles Board Opinion No.11: "Income Taxes" ("APB 11"), which recorded deferred income taxes on transactions which are reported for financial statement purposes in different years than for income tax purposes--principally loan fees, interest on nonaccrual loans and carrying costs of REO.

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes" ("SFAS 109") with no prior period adjustment. SFAS 109 requires an asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of adopting SFAS 109, as of January 1, 1993, was to increase assets and net earnings by $300,000, or $.13 per share.

PENSION PLAN AND POSTRETIREMENT BENEFITS

     A noncontributory defined benefit pension plan is provided through Retirement System Group Inc. that covers substantially all employees. Benefits are based upon years of service and generally upon the employee's average compensation during the three consecutive years prior to normal retirement. The funding policy is generally to make the minimum annual contributions required by applicable regulations. Pension cost is determined by Statement of Financial Accounting Standards No. 87: "Employers' Accounting for Pensions." The Entry Age Normal Cost Method was used to determine the actuarial present value of accumulated and projected benefit obligations.

     During 1992, the Company undertook a policy to eliminate its balance sheet liability under the new Statement of Financial Accounting Standards No. 106:
"Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106").
This goal was achieved in a two step process. First, current retirees were offered, and accepted, a lump sum payment equal to a percentage of the estimated cost to the Company of each retiree's future health insurance premiums in exchange for the Company's liability for future coverage. The aggregate lump sum amount for all such retirees approximated $77,000 and was paid in two equal installments in January 1992 and 1993. Second, the obligation for future retirees was moved to the tax-qualified pension plan. Future retirees who meet certain age and service requirements will be awarded a supplemental pension benefit equal to a percentage of estimated future health insurance premiums.

     During 1992 and prior periods, postretirement health care benefits were recognized in the year that the benefits were paid to certain retired employees--the "pay-as-you-go" or cash basis. The costs of providing postretirement health care benefits approximated $42,000 and $38,000 for the years ended December 31, 1992 and 1991, respectively.

POSTEMPLOYMENT BENEFITS

     In December 1992, the FASB issued Statement of Financial Accounting Standards No. 112: "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement--including salary continuation, disability benefits, severance pay and continuation of health care benefits. Under SFAS 112, each benefit will be accrued either over the employee's working career for benefits that vest or vary based on an employee's years of service, or as an expense at the date of the event giving rise to the benefits (e.g., at the date of disability). SFAS 112 is effective for fiscal years beginning after December 15, 1993. Earlier application is not required by the FASB. The Company plans to adopt SFAS 112 in 1994 with no prior period restatement. Management believes that the effect of adopting SFAS 112 will not be significant on the financial position or results of operations of the Company.

FINANCIAL INSTRUMENTS

     Disclosures are made of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value as of the balance sheet

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

date. Changes in market conditions subsequent to that date are not reflected and the fair value of financial instruments are not representative of the Company's total value. For example, when quoted market prices are not available, the Company calculates the present value of anticipated future cash flows. In that regard, the estimated fair value will be affected by prepayment and discount rate assumptions. Such method may not provide the actual amount which would be realized in the ultimate sale of the financial instrument.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

  Cash and short-term investments

     The carrying amount is a reasonable estimate of fair value.

  Securities

     Fair values are based on quoted market prices as published by various quotation services or, if quoted market prices are not available, on dealer quotes. Fair value of the investment in FHLB is its carrying amount.

  Loan receivables and commitments to extend credit

     Loans are grouped into homogeneous categories, such as one-to-four family mortgages, consumer loans, and loans held for sale. Fair value is based on either a quoted market price from a dealer for similar maturities, interest rate and type of collateral or the present value of anticipated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risks and for the same remaining maturities.

  Deposit liabilities

     Carrying amount is a reasonable estimate of fair value for savings, demand deposit, and money market accounts. Fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

PER SHARE DATA

     Income/(loss) per share was computed by dividing net income/(loss) for each year by the weighted average number of shares outstanding (which excludes unvested shares of the MRP).

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1992 and 1991 financial statements to conform to the 1993 presentation.

2. CASH AND DUE FROM BANKS

     Reserves maintained to meet Federal Reserve Board regulations amounted to $331,000 and $280,000 during the bi-weekly maintenance periods that included December 31, 1993 and 1992, respectively.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. SECURITIES

                                                 December 31, 1993                             December 31, 1992
                                 ----------------------------------------------   -------------------------------------------
                                                           Gross                                          Gross
                                 Weighted               Unrealized                Weighted             Unrealized
                                  Average  Carrying  ---------------    Market     Average  Carrying  -------------   Market
                                   Yield    Value    Gains    Losses     Value      Yield    Value    Gains  Losses    Value
                                  ------   -------   -----    ------     -----     ------    -----    -----   -----    -----
                                                                   (Dollars in thousands)
INVESTMENT SECURITIES HELD TO
 MATURITY
U.S. Treasury:
 Maturing between 1-5 years . . .   5.45%  $13,546    $275    $  (1)   $13,820       5.95%   $19,090   $453    $ --   $19,543
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
U.S. Government agencies:
 Maturing within 1 year . . . . .    --        --      --       --         --        3.74      5,611      2      (7)    5,606
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
Corporate Bonds and Notes:
 Maturing within 1 year . . . . .    --        --      --       --         --        4.00     19,754    187     (37)   19,904
 Maturing between 1-5 years . . .   4.28       303       5      --         308       4.53      3,151     46      (2)    3,195
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
                                    4.28       303       5      --         308       4.07     22,905    233     (39)   23,099
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
Other Securities:
 Maturing within 1 year . . . . .    --        --      --       --         --        3.65      9,188      2      (8)    9,182
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
                                    5.43%  $13,849    $280    $  (1)   $14,128       4.58%   $56,794   $690     $(54) $57,430
                                    ====   =======    ====    ======   =======       =====   =======   ====    =====  =======
MORTGAGED-BACKED SECURITIES HELD
 TO MATURITY
Government National
 Mortgage Association ("GNMA")
 pass-through certificates. . . .  6.24%   $ 7,155    $ 14    $ (75)   $ 7,094      7.12%    $ 7,213   $ 16     $(32) $ 7,197
Federal National Mortgage
 Association ("FNMA") pass-through
 certificates . . . . . . . . . .   5.85     1,582       5      (21)     1,566        --         --     --       --       --
Federal Home Loan Mortgage
 Association (FHLMC") pass-through
 certificates . . . . . . . . . .   5.67       710     --        (5)       705        --         --     --       --       --
                                    ----   -------    ----    ------   -------       -----   -------   ----   ------  -------
                                    6.13%  $ 9,447    $ 19    $(101)   $ 9,365       7.12%   $ 7,213   $ 16     $(32) $ 7,197
                                    ====   =======    ====    ======   =======       =====   =======   ====    =====  =======




                                   December 31, 1993                                           December 31, 1992
                                 --------------------                           -------------------------------------------
                                                                                                         Gross
                                 Weighted    Carrying                            Weighted             Unrealized
                                  Average     Market                              Average  Carrying  -------------   Market
                                   Yield      Value                                Yield     Value   Gains  Losses    Value
                                  ------    --------                              ------     -----   -----   -----    -----
                                                                   (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE
 FOR SALE
U.S. Treasury:
 Maturing between 1-5 years . . .   4.69%   $51,822                                   --%   $  --   $ --     $ --    $  --
U.S. Government agencies:
 Maturing within 1 year . . . . .   3.59        505                                   --       --     --       --       --
Corporate Bonds and Notes:
 Maturing within 1 year . . . . .   4.12      3,836                                 4.64     1,937     17      --     1,954
Other Securities:
 Maturing within 1 year . . . . .   4.50      1,577                                   --       --     --       --       --
                                    ----    -------                                 ----    ------  -----    -----   ------
                                    4.64%   $57,740                                 4.64%   $1,937   $ 17    $ --    $1,954
                                    ====    =======                                 ====     =====  =====    =====   ======
MORTGAGED-BACKED SECURITIES
 AVAILABLE FOR SALE
GNMA pass-through certificates. .   6.82%   $ 5,986                                   --%   $  --   $ --     $ --    $  --
FHLMC pass-through certificates .   7.82      2,558                                   --       --     --       --       --
FNMA pass-through certificates. .   5.53        973                                   --       --     --       --       --
                                    ----    -------                                 ----    ------  -----    -----   ------
                                    6.95%   $ 9,517                                   --%   $  --   $ --     $ --    $  --
                                    ====    =======                                 ====    ======  =====    =====   ======

     During 1993, the Company adopted SFAS 115 which increased the carrying value of the available-for-sale securities by $286,000 for unrealized gains. The carrying value of securities pledged to collateralize public deposits approximated $828,000 and $1,454,000 at December 31, 1993 and 1992,
respectively.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

4. LOANS AND REO

  Loans

     The primary market area for lending encompasses Hudson and Bergen Counties, New Jersey. The following table sets forth the composition of the loan portfolio:

                                                       December 31,
                                                ---------------------------
                                                   1993           1992
                                               ------------   ------------
Real estate:
 1-4 family . . . . . . . . . . . . . . . . .   $109,211,067   $125,858,058
 Multi-family/commercial. . . . . . . . . . .     53,860,461     52,742,859
 Construction . . . . . . . . . . . . . . . .      3,282,555      2,533,164
                                                ------------   ------------
  Total real estate loans . . . . . . . . . .    166,354,083    181,134,081
Commercial/financial. . . . . . . . . . . . .      1,421,985      3,551,679
Consumer and other loans. . . . . . . . . . .      1,322,178      1,731,241
                                                ------------   ------------
  Total loans . . . . . . . . . . . . . . . .    169,098,246    186,417,001
Less:
 Unearned interest. . . . . . . . . . . . . .         79,393         87,541
 Deferred loan fees . . . . . . . . . . . . .        857,953      1,052,732
 Allowance for losses . . . . . . . . . . . .      2,828,000      2,776,000
                                                ------------   ------------
  Loans, net. . . . . . . . . . . . . . . . .   $165,332,900   $182,500,728
                                                ============   ============
  Nonperforming loans

     Nonperforming loans, which are a component of loans, include loans which are accounted for on a nonaccrual basis and troubled debt restructurings.


                                                       December 31,
                                                ---------------------------
                                                   1993           1992
                                               ------------   ------------
Nonaccrual loans:
 Real estate loans:
  1-4 family. . . . . . . . . . . . . . . . .  $ 2,783,813     $5,527,941
  Multi-family/commercial . . . . . . . . . .    9,981,691      1,648,146
  Construction. . . . . . . . . . . . . . . .          --         944,000
                                               -----------     ----------
   Total real estate loans. . . . . . . . . .   12,765,504      8,120,087
 Commercial/financial . . . . . . . . . . . .          --         224,591
 Consumer and other loans . . . . . . . . . .       32,647        254,571
                                               -----------     ----------
   Total nonaccrual loans . . . . . . . . . .   12,798,151      8,599,249
 Troubled debt restructurings:
  Commercial/financial. . . . . . . . . . . .      151,788        207,088
                                               -----------     ----------
   Total nonperforming loans. . . . . . . . .  $12,949,939     $8,806,337
                                               ===========     ==========

     Interest on nonperforming loans which would have been recorded had such loans been performing (based upon original contract terms) throughout the period approximated $826,000, $609,000 and $975,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Interest income on those loans, which is recorded only when received, amounted to $223,000, $416,000 and $548,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     During the first quarter of 1993, a Chapter 11 bankruptcy petition was filed by the obligor of an approximately $9.0 million loan, a loan on which the Bank currently has a first mortgage and an assignment-of-rents (the

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

"Bankruptcy Loan"). On November 10, 1993, the Court dismissed the bankruptcy petition. Nevertheless, the Bank did not receive any of the rental payments from April 1993 through November 1993, as the payments were made to a debtor-in-possession account and pursuant to a Court Order were released to the City of Philadelphia (and not to the Bank) to pay a substantial portion of property tax arrearages. Rental payments were resumed to the Bank in December 1993. On January 29, 1994, the Bank paid approximately $450,000 to the City of Philadelphia to resolve all remaining property tax arrearages and to pay 1994 property taxes. The amount of such payment was capitalized into the Bankruptcy Loan balance. The Bank anticipates that the Bankruptcy Loan will be renegotiated during 1994. The Bank has classified the Bankruptcy Loan as a nonaccrual loan included in the multi-family/commercial category. Management believes that the Bank has adequate collateral with respect to the Bankruptcy Loan and anticipates collection of the outstanding principal balance.

REO
                                          December 31,
                                     -----------------------
                                        1993         1992
                                      ---------   -----------
Acquired by foreclosure or deed in
 lieu of foreclosure. . . . . . . .  $3,920,667   $ 7,460,541
Loans foreclosed in-substance . . .   5,037,371     7,339,481
Less: Allowance for losses on REO .   1,880,000     1,802,000
                                     ----------   -----------
 REO, net . . . . . . . . . . . . .  $7,078,038   $12,998,022
                                     ==========   ===========
  Allowance for losses on loans and REO

                                        Loans          REO          Total
                                     ----------    ----------    ----------
Balance, December 31, 1990. . . . .  $2,579,000    $  976,000    $3,555,000
Provision for losses. . . . . . . .   1,500,000     1,170,206     2,670,206
Recoveries. . . . . . . . . . . . .     240,898           --        240,898
Losses charged off. . . . . . . . .  (1,330,898)     (818,206)   (2,149,104)
                                     ----------    ----------    ----------
Balance, December 31, 1991. . . . .   2,989,000     1,328,000     4,317,000
Provision for losses. . . . . . . .   1,100,000       851,900     1,951,900
Recoveries. . . . . . . . . . . . .     257,045           --        257,045
Losses charged off. . . . . . . . .  (1,570,045)     (377,900)   (1,947,945)
                                     ----------    ----------    ----------
Balance, December 31, 1992. . . . .   2,776,000     1,802,000     4,578,000
Provision for losses. . . . . . . .     420,000     1,023,965     1,443,965
Recoveries. . . . . . . . . . . . .     261,319           --        261,319
Losses charged off. . . . . . . . .    (629,319)     (945,965)   (1,575,284)
                                     ----------    ----------    ----------
Balance, December 31, 1993. . . . .  $2,828,000    $1,880,000    $4,708,000
                                     ==========    ==========    ==========

          Related-Party Loans

     An analysis of activity with respect to loans outstanding to directors, officers, their entities and immediate family is as follows:

                                                     Year ended December 31,
                                                     ----------------------
                                                       1993         1992
                                                     ---------   ----------
  Balance, beginning of year. . . . . . . . . . .    $ 866,000   $1,007,000
   New loans. . . . . . . . . . . . . . . . . . .          --       356,000
   Repayments/reductions. . . . . . . . . . . . .     (320,000)    (497,000)
                                                     ---------   ----------
  Balance, end of year. . . . . . . . . . . . . .    $ 546,000   $  866,000
                                                     =========   ==========

    As of December 31, 1993 and 1992, $543,000 and $842,000, respectively, of such loans represented collateralized real estate loans and $3,000 and $24,000, respectively, represented uncollateralized loans. All such loans were, in the opinion of management, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outside third parties.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

5. PREMISES AND EQUIPMENT
                                                           December 31,
                                                           ------------
                                                         1993        1992
                                                      ----------  ----------
 Land. . . . . . . . . . . . . . . . . . . . . . . .  $  513,570  $  532,496
 Buildings . . . . . . . . . . . . . . . . . . . . .   3,185,933   3,211,426
 Leasehold improvements. . . . . . . . . . . . . . .     145,123     356,462
 Equipment . . . . . . . . . . . . . . . . . . . . .   2,483,214   2,423,942
                                                      ----------  ----------
                                                       6,327,840   6,524,326
 Less: Accumulated depreciation and amortization . .   3,713,809   3,684,236
                                                      ----------  ----------
                                                      $2,614,031  $2,840,090
                                                      ==========  ==========

     During 1993, a building used to store bank-owned vehicles (i.e., a garage) with a net book value of $37,000 was sold for $224,000.

6. INTEREST-BEARING DEPOSITS

                                                                               December 31,
                                                            ---------------------------------------------------
                                                                     1993                       1992
                                                            -----------------------   ------------------------
                                                              Average                    Average
                                                             effective                  effective
                                                           interest rate  Amount      interest rate  Amount
                                                           -------------  ------      -------------  -------
Regular savings accounts. . . . . . . . . . . . . . . . . . .  2.50%   $103,033,812       3.25%   $ 99,347,342
Money market accounts . . . . . . . . . . . . . . . . . . . .  2.25       6,700,155       3.15       7,369,440
Checking accounts . . . . . . . . . . . . . . . . . . . . . .  2.00       4,690,136       2.90       4,185,800
                                                               ----    ------------       ----    ------------
 Total savings and transaction deposits . . . . . . . . . . .  2.47     114,424,103       3.23     110,902,582
                                                               ----    ------------       ----    ------------
Market-rate certificates under $100,000 maturing:
 Three months or less . . . . . . . . . . . . . . . . . . . .  3.84      37,909,328       4.86      45,781,741
 Three months to six months . . . . . . . . . . . . . . . . .  3.69      22,848,926       4.97      29,851,480
 Six months to one year . . . . . . . . . . . . . . . . . . .  3.65      26,694,662       4.79      33,046,983
 One to two years . . . . . . . . . . . . . . . . . . . . . .  4.36      10,430,845       6.22      11,860,462
 Two to three years . . . . . . . . . . . . . . . . . . . . .  4.91      10,514,059       4.91       3,212,207
 Three to five years. . . . . . . . . . . . . . . . . . . . .  5.07       5,576,637       6.11       1,225,039
Market-rate certificates $100,000 and over maturing:
 Three months or less . . . . . . . . . . . . . . . . . . . .  4.02       2,754,760       4.90       3,294,615
 Three months to six months . . . . . . . . . . . . . . . . .  3.32       1,710,739       4.68       2,014,480
 Six months to one year . . . . . . . . . . . . . . . . . . .  4.12       1,819,949       5.16       2,417,186
 One to two years . . . . . . . . . . . . . . . . . . . . . .  4.51         527,622       6.89         428,375
 Two to three years . . . . . . . . . . . . . . . . . . . . .  4.99         701,366       5.30         214,475
 Three to five year . . . . . . . . . . . . . . . . . . . . .  5.05       1,113,268         --             --
                                                               ----    ------------       ----    ------------
  Total certificates of deposit . . . . . . . . . . . . . . .  3.98     122,602,161       5.01     133,347,043
                                                               ----    ------------       ----    ------------
   Total interest-bearing deposits. . . . . . . . . . . . . .  3.25%   $237,026,264       4.20%   $244,249,625
                                                               ====    ============       ====    ============
Average effective interest rate on all deposits . . . . . . .  3.13%                      4.04%
                                                               ====                       ====

7. BORROWINGS

     On February 1, 1993, the FHLB advanced the Company $400,000, maturing on February 1, 1996. There were no advances during 1992. The average amount outstanding during 1993 and 1991 was $367,000 and $23,308,000, respectively, with a weighted average rate of 4.9% and 8.4%, respectively. The FHLB advance is collateralized by

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY
mortgage-backed securities and the mortgage loan portfolio. During the fourth quarter of 1991, the proceeds primarily from the sale of one-to-four family performing mortgage loans and investment securities were used to prepay $15,900,000 of FHLB advances, incurring approximately $1,034,000 of early extinguishment costs. The costs have been included in the consolidated statements of operations as an extraordinary item. Due to the net operating loss carryforward position, there was no income tax effect for these transactions.

     In 1987, the Bank established an Employee Stock Ownership Plan ("ESOP"), which borrowed $l,449,000 from an unrelated third party lender to acquire 138,000 shares of the Company's Common Stock at $10.50 per share (secured by the shares purchased). The loan was scheduled to mature in 1997; however, the ESOP, at its option, repaid the remaining balance of the loan during 1992 with no penalty. The ESOP repaid the loan as contributions were received from the Bank. Interest was paid and accrued monthly at a variable rate which approximated the prime rate. The related interest expense incurred for the years ended December 31, 1992 and 1991 approximated $1,000 and $23,000, at an effective rate of 3.9% and 9.3%, respectively.

     The Bank also has a line of credit, which expires on September 1, 1994, of approximately $14.3 million with the FHLB, none of which was in use at December 31, 1993.

8. PENSION PLAN

     The components of net periodic pension cost include the following:

                                                 Year ended December 31,
                                             -------------------------------
                                              1993        1992       1991
                                            --------    --------   --------
Service cost of benefits earned . . . . .   $131,925   $122,405    $102,672
Interest cost on projected benefit
 obligation . . . . . . . . . . . . . . .    220,512    209,194     205,182
Actual return on plan assets. . . . . . .   (408,089)  (279,886)   (210,743)
Net amortization:
 Deferred investment liability. . . . . .    147,402     33,433         --
 Unrecognized net transition asset. . . .    (58,356)   (58,356)    (58,356)
 Unrecognized prior service liability . .       (254)     1,456       1,456
                                            --------   --------    --------
Net periodic pension cost . . . . . . . .   $ 33,140   $ 28,246    $ 40,211
                                            ========   ========    ========

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

     The funded status of the plan, which invests primarily in marketable equity and debt securities, and the amounts recognized in the consolidated balance sheets are as follows:
                                                        December 31,
                                                 --------------------------
                                                    1993           1992
                                                 -----------    -----------
Actuarial present value of accumulated benefit
 obligation:
 Vested benefits. . . . . . . . . . . . . . . . $(2,838,600)   $(2,338,576)
 Nonvested benefits . . . . . . . . . . . . . .    (182,800)      (150,610)
                                                -----------    -----------
 Accumulated benefit obligation . . . . . . . .  (3,021,400)    (2,489,186)
Effect of assumed increase in future
 compensation levels. . . . . . . . . . . . . .    (415,000)      (341,898)
                                                -----------    -----------
Projected benefit obligation. . . . . . . . . .  (3,436,400)    (2,831,084)
Plan assets at fair value . . . . . . . . . . .   3,617,300      3,333,266
                                                -----------    -----------
Plan assets in excess of projected
benefit obligation. . . . . . . . . . . . . . .     180,900        502,182
Unrecognized net transition asset . . . . . . .    (242,200)      (300,524)
Unrecognized net (gain)/loss. . . . . . . . . .      87,200       (142,334)
Unrecognized prior service liability. . . . . .      (7,500)        (7,784)
                                                -----------    -----------
Net pension asset . . . . . . . . . . . . . . .  $   18,400     $   51,540
                                                 ==========     ==========

    The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 8.00% in 1993, 1992 and 1991. The projected benefit obligation is based on an assumed discount rate of 7.00% in 1993 and 8.00% in 1992, and an assumed rate of compensation increase of 5.5% and 6.00% in 1993 and 1992, respectively. The original net transition asset of $650,660 is being amortized over approximately eleven years and is due to expire in 1998.

9. BENEFIT PLANS

    The expense charged to operations for the following benefit plans during the years ended December 31, 1993, 1992 and 1991 approximated $151,000, $193,000 and $376,000, respectively.

Incentive Stock Option Plan ("Option Plan")

    The Option Plan authorizes the granting of 172,500 nonqualified and incentive stock options through 1997 to certain officers and other key employees. Each option entitles the holder to purchase one share of Common Stock at an exercise price equal to the fair market value as of the date of grant. Options may be exercisable at such times (not after ten years from grant) as the Stock Option Plan Committee determines. The exercise price may be paid in cash or Common Stock. The following table summarizes stock option transactions during the three years ended December 31, 1993:

Balance at January 1, 1991, exercisable between $5.25
 and $18.75 . . . . . . . . . . . . . . . . . . . . . . . .         58,000
  Granted in 1992 at $4.00. . . . . . . . . . . . . . . . .         26,500
  Granted in 1993 at $7.25. . . . . . . . . . . . . . . . .         88,000
  Exercised in 1993 at $4.00. . . . . . . . . . . . . . . .           (500)
                                                                   -------
Balance at December 31, 1993, exercisable between $4.00
 and $18.75 . . . . . . . . . . . . . . . . . . . . . . . .        172,000
                                                                   =======
Exercisable at December 31, 1993. . . . . . . . . . . . . .         74,700
                                                                   =======
Available for future grant of stock options . . . . . . . .            --
                                                                   =======

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

Employee Stock Ownership Plan ("ESOP")

     The ESOP, established for employees age 21 or older who have at least one year of credited service, was funded by discretionary cash contributions that are invested in the Common Stock. Benefits may be paid either in shares of Common Stock or in cash. Shares purchased with such proceeds are held in a suspense account by the ESOP Trustee for allocation among members. Benefits become 20% vested each year of credited service, with 100% vesting after 5 years of credited service. Forfeitures will be reallocated among remaining participating employees. Benefits may be payable upon retirement, early retirement, disability or separation from service.

     The ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Shares for which employees do not give instructions, shares held by the ESOP trustee and unallocated shares will be voted in the same proportion as the shares with respect to which instructions have been given.

     The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (which applies to all employee stock ownership plans), and the regulations of the Internal Revenue Service and the Department of Labor thereunder. The Company has begun to terminate the ESOP. The effect of terminating the ESOP will not be significant to the financial position or results of operations of the Company.

Management Recognition Plan ("MRP")

     The MRP was established as a method of providing employees in key positions with a proprietary interest in a manner designed to encourage such key employees to remain with the Company. The Company contributed $630,000 to the MRP to enable it to acquire 60,000 shares of Common Stock. Such amount represents deferred compensation and has been accounted for as a reduction of stockholders' equity. Awards generally vest over either a three or five year period and will be 100% vested upon termination of employment by death, disability, retirement, or following a change in control of the Company.

Option Plan for Outside Directors ("Directors' Option Plan")

     Each member of the Board of Directors who is not an officer or employee of the Company was granted a single non-qualified option to purchase 7,187.5 shares (aggregate 57,500 shares) of the Common Stock at an exercise price equal to the fair market value as of the date of grant. Each option granted under the Directors' Option Plan expires upon the earlier of ten years following the date of the option or thirty days following the date the optionee ceases to be a director. The following table summarizes the Directors' Option Plan transactions during the three years ended December 31, 1993:

Balance at January 1, 1991, exercisable between $10.50
 and $13.00 . . . . . . . . . . . . . . . . . . . . . . . .      50,312.50
  Granted in 1993 at $7.25. . . . . . . . . . . . . . . . .      10,782.00
  Options returned for granting in 1993 . . . . . . . . . .     (10,782.00)
                                                                ----------
Balance at December 31, 1993, excersisable between $7.25
 and $13.00 . . . . . . . . . . . . . . . . . . . . . . . .      50,312.50
                                                                ==========
Exercisable at December 31, 1993. . . . . . . . . . . . . .      50,312.50
                                                                ==========
Available for future grant of stock options . . . . . . . .            --
                                                                ==========

Deferred Compensation Plan for Outside Directors ("DCP")

     During 1993, the DCP, a plan which covers any outside director who has served in that capacity for at least five consecutive calendar years, was approved in principle subject to certain conditions. Eligibility, benefits and vesting will continue should an outside director subsequently become an officer or employee. An outside director becomes fully vested upon either fifteen years of service as director, sixty-five years of age, death, or change in control of the Company, as described below. Subsequent to retirement, the DCP provides an annual benefit equal to (a) 50% of the outside director's annual retainer in effect at the time of retirement (the "then current retainer"), plus (b) 5% of the then current retainer for each additional year of service in excess of 5 years (up to a maximum of 10 additional years).

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

Benefits are based on actuarial assumptions then in effect under the Retirement Plan of the Bank. Benefits payable under the DCP shall be paid directly from the general assets of the Company. The Company is not obligated to set aside, earmark or escrow funds or other assets to satisfy its obligations under the DCP. At December 31, 1993, the accumulated postretirement benefit obligation reflected on the consolidated balance sheet in other liabilities was $25,000.

     In the event of a change in control of the Company, each outside director (regardless of whether he has served as a director for five years) who is neither an officer nor an employee shall receive a single cash payment equal to four times the then current retainer. The cumulative liability under a change in control of the Company is approximately $252,000. Such cumulative liability in excess of the aforementioned $25,000 was not reflected in the consolidated financial statements as of December 31, 1993.

Bonus programs

     Employees of the Bank are awarded cash bonuses based upon length of service, responsibility level and performance.

10. INCOME TAX EXPENSE/(BENEFIT)

                                                 Year ended December 31,
                                                 ----------------------
                                                 1993     1992    1991
                                                 ----     ----    ----
                                                   (Dollars in thousands)
Current:
 Federal. . . . . . . . . . . . . . . . . . . $   396   $ 288    $  --
 State. . . . . . . . . . . . . . . . . . . .      32      51       --
                                              -------   -----    -----
                                                  428     339       --
Deferred. . . . . . . . . . . . . . . . . . .     110    (250)      --
Elimination of valuation allowance. . . . . .    (809)     --       --
Income tax refund . . . . . . . . . . . . . .    (747)     --       --
Charge in lieu of income taxes. . . . . . . .      --     539       --
Write-off of net deferred tax asset . . . . .      --      --      552
                                              -------   -----    -----
                                              $(1,018)  $ 628    $ 552
                                              =======   =====    =====

    Upon adoption of SFAS 109, deferred tax assets of $2.4 million, deferred tax liabilities of $1.0 million and a valuation allowance of $809,000 were established, resulting in a net deferred tax asset of $550,000 as of January 1, 1993. As of December 31, 1993, the $809,000 valuation allowance was reduced to zero as a result of taxes paid in prior and current years and anticipated future taxable income sufficient to realize these tax benefits. Based upon the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will generate future net taxable income in sufficient amounts to realize its net deferred tax asset at December 31, 1993, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings. In addition during 1993, an income tax refund of $747,000 was received as a result of an overassessment of previously paid federal income taxes.

    During 1992, the Company utilized its remaining net operating loss carryforwards of approximately $754,000 for federal income tax purposes and approximately $1,700,000 for financial reporting purposes to record an extraordinary credit in the amount of $539,000, which partially offset income tax expense of $628,000. During 1991, the $552,000 of expense was primarily a result of the write-off of the net deferred tax asset as a result of the Company's tax loss carryforward position.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

     A reconciliation between the reported income tax expense/(benefit) and the amount computed by multiplying income before income taxes, extraordinary items and cumulative effect of change in accounting principle by the statutory Federal income tax rate is as follows:

                                                                               Year ended December 31,
                                                              ---------------------------------------------------------
                                                                      1993                1992                1991
                                                                 ---------------     ---------------     --------------
                                                                                 (Dollars in thousands)
Statutory expense . . . . . . . . . . . . . . . . . . . .    $   512      34.0%    $ 743      34.0%    $  81      34.0%
(Deductible)/ nondeductible provision
 for losses on loans. . . . . . . . . . . . . . . . . . .         --        --      (151)     (6.9)      160      67.3
State income tax, net of federal benefit. . . . . . . . .         30       2.0        35       1.6        --        --
Reduction in valuation allowance. . . . . . . . . . . . .       (809)    (53.7)       --        --        --        --
Income tax refunds. . . . . . . . . . . . . . . . . . . .       (747)    (49.6)       --        --        --        --
Write-off of deferred tax asset, net of
 benefit. . . . . . . . . . . . . . . . . . . . . . . . .         --        --        --        --       310     130.2
Other . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)      (.3)        1        --         1       (.2)
                                                             -------    ------     -----      ----     -----     -----
                                                             $(1,018)   (67.6)%    $ 628      28.7%    $ 552     231.7%
                                                             =======    ======     =====      ====     =====     =====

    Temporary differences, which give rise to deferred tax assets and liabilities under SFAS 109, as of December 31, 1993, are as follows:

                                                            Deferred Tax
                                                        ---------------------
                                                          Assets  Liabilities
                                                          ------  -----------
                                                       (Dollars in thousands)
Financial basis reserve for losses on loans and REO . .   $1,710     $  --
Tax basis reserve for losses on loans and REO
 in excess of base year tax reserve . . . . . . . . . .       --     1,088
Deferred loan origination fees. . . . . . . . . . . . .      309        --
Interest on nonaccrual loans. . . . . . . . . . . . . .      262        --
Premises and equipment. . . . . . . . . . . . . . . . .      146        --
Deferred compensation . . . . . . . . . . . . . . . . .       83        --
Unrealized gain on available for sale securities. . . .       --       100
Other . . . . . . . . . . . . . . . . . . . . . . . . .       54         7
                                                          ------    ------
Deferred taxes/liabilities. . . . . . . . . . . . . . .   $2,564    $1,195
                                                          ======    ======
Net deferred tax asset. . . . . . . . . . . . . . . . .   $1,369
                                                          ======

    Under APB 11, the provision for losses on loans and REO was treated as a permanent difference which did not require deferred taxes. Under SFAS 109, differences between the book and tax basis reserve for losses on loans and REO are treated as temporary differences requiring deferred taxes, except that no deferred tax liability is required for the base year tax reserve of approximately $270,000 as of December 31, 1993.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

     The deferred income tax provision/(benefit) on income from operations is due to the following items:

                                                   Year ended December 31,
                                                  ------------------------
                                                  1993      1992      1991
                                                  ----      ----      ----
                                                   (Dollars in thousands)
Financial basis reserve for losses on loans and
 REO. . . . . . . . . . . . . . . . . . . . . .    $ 63    $   --      $ --
Tax basis reserve for losses on loans and REO in
 excess of base year tax reserve. . . . . . . .     (87)       --        --
Deferred loan origination fees. . . . . . . . .     (70)     (248)       --
Interest on nonaccrual loans. . . . . . . . . .     186        23        --
Deferred compensation . . . . . . . . . . . . .     (26)      (28)       --
Other . . . . . . . . . . . . . . . . . . . . .      44         3        --
                                                   ----     -----      ----
                                                   $110     $(250)     $ --
                                                   ====     =====      ====

11. COMMITMENTS AND CONTINGENCIES

     Total rent expense for all bank branches under operating leases was approximately $73,000, $130,000 and $105,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Future minimum lease payments required under noncancellable operating leases for bank branches as of December 31, 1993 are as follows:


                    1994 . . . . . . . . . . . . .  $ 71,000
                    1995 . . . . . . . . . . . . .    71,000
                    1996 . . . . . . . . . . . . .    71,000
                    1997 . . . . . . . . . . . . .    50,000
                    1998 . . . . . . . . . . . . .     7,000
                    Thereafter . . . . . . . . . .       --
                                                    --------
                                                    $270,000
                                                    ========

     Certain of the above leases contain renewal options which provide for increased rental payments as a result of increases in real estate taxes. It is generally expected that in the normal course of business, leases that expire will be renewed or replaced by other leases with similar terms.

     The Company has entered into a severance agreement with a certain key executive. In the event of a change in control of the Company (such as the Merger referred to in Note 15), this executive will receive a payment equal to three times his average annual compensation over the five previous years of his employment with the Bank, if terminated for other than cause or upon certain other events of termination of employment. In the event that severance payments combined with other payments to be made to this executive by the Company in connection with the Merger would constitute an excess parachute payment under Section 280 G of the Internal Revenue Code of 1986, as amended, then the executive will receive a combination of benefits and payments which will equal the maximum aggregate amount which can be paid to the executive without constituting such an excess parachute payment.

     In October 1991, a complaint was filed by a former officer in New Jersey Superior Court against the Company, the Bank and certain directors and officers seeking unspecified damages relating to the termination of such officer's employment. The Company and individual defendants have filed an answer and have asserted certain counterclaims. Although this complaint was recently dismissed, it was dismissed without prejudice to the plaintiff's right to refile the complaint by March 31, 1994. In April 1992, a complaint was filed in the New Jersey Superior Court against the Company and the Bank seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law. This lawsuit is in the discovery stage. The plaintiffs recently amended their complaint to add claims against nine individual defendants, including current and former officers and directors of the Company and the Bank. Management believes that the defendants have meritorious defenses in both of these matters and intends to vigorously defend these matters. Given the uncertainties involved in judicial proceedings and the preliminary stage of discovery in these matters, management cannot determine the precise amount of any potential loss that may arise in these matters. Accordingly, no provision for loss, if any, that may result upon resolution of these matters has been recorded in the Company's consolidated financial statements.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

     The Bank is also subject to other legal proceedings involving collection matters, contract claims and miscellaneous items arising in the normal course of business. It is the opinion of management that the resolution of such legal proceedings will not have a material impact on the financial statements of the Company or the Bank.

12. FINANCIAL INSTRUMENTS

  Off-Balance-Sheet Risk

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk which are properly not recorded in the consolidated financial statements. These financial instruments principally represent commitments to extend credit to potential borrowers and involve, to varying degrees, elements of credit and interest-rate risk. At December 31, 1993 and 1992, the exposure to credit loss in the event of nonperformance by potential customers was represented by the contractual amount of the financial instruments as follows:

                                                                  Expiration
                                        Contractual Interest         Dates
                                          Amount      Rates         Through
                                        ----------   -------      ----------
At December 31, 1993:
 Loan commitments--variable . . . . . $1,575,000   6.3%- 9.5%        March 1994
 Loan commitments--fixed. . . . . . .  4,939,000   6.3 -10.5        March 1994
 Lines of credit--variable. . . . . .  1,081,000   7.5 -11.0    September 1994
 Undisbursed construction loans--
  fixed . . . . . . . . . . . . . . .    853,000   8.0 -10.0       August 1995
At December 31, 1992:
 Loan commitments--variable . . . . . $2,628,000   5.8%- 8.0%        March 1993
 Loan commitments--fixed. . . . . . .  2,519,000   7.8 -10.5        March 1993
 Lines of credit--variable. . . . . .    808,000   8.0 -11.0     November 1993
 Undisbursed construction loans--
  fixed . . . . . . . . . . . . . . .    197,000   7.0 -10.0      October 1993

    Since loan commitments and lines of credit may expire without being exercised, the total commitment amount does not necessarily represent future cash requirements. In addition, expiration dates may be extended. The amount of collateral obtained upon originating the loan is based upon management's credit evaluation of the potential borrower and the real estate financed.

  Concentrations of Credit Risk

    The Company's exposure to credit risk is dependent upon the economic condition of its primary market areas for lending--Bergen and Hudson counties, New Jersey. In addition, as of December 31, 1993, the Bankruptcy Loan is the only loan to any one borrower whose aggregate loan concentration was greater than 10% of stockholders' equity. Refer to Note 4 for a discussion of the Bankruptcy Loan. Furthermore, another borrower whose aggregate loan balance was greater than 10% of stockholders' equity as of December 31, 1992, prepaid such loan during 1993.

    The Company originates adjustable-rate loans to manage its interest exposure on its deposits. The adjustable-rate loans have interest rate adjustment limitations with annual and lifetime caps and are generally indexed to the 1 and 3 year Treasury indices. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on deposits that have been primarily utilized to fund such loans. No loans had reached their interest rate adjustment limitation ceiling as of December 31, 1993.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

  Fair Value of Financial Instruments

     The estimated fair values of financial instruments, for which it is practicable to estimate fair values, as of December 31, 1993 and 1992 are as follows:

                                                 December 31,
                                    ---------------------------------------
                                           1993                  1992
                                    ------------------     -----------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------     -----     -------     -----
                                               (in thousands)
Financial assets:
 Cash and Federal funds sold. . .   $ 6,183    $ 6,183    $ 7,336   $ 7,336
 Investments available for sale .    57,740     57,740      1,936     1,954
 Mortgage-backed securities
  available for sale. . . . . . .     9,517      9,517        --        --
 Loans held for sale. . . . . . .     4,852      4,909      9,000     9,032
 Investment securities. . . . . .    13,849     14,128     56,794    57,430
 Mortgage-backed securities . . .     9,447      9,365      7,213     7,197
 Loans. . . . . . . . . . . . . .   169,098               186,417
  Less: allowance for losses. . .    (2,828)               (2,776)
     unearned income. . . . . . .      (937)               (1,140)
                                    -------               -------
                                    165,333    169,292    182,501   182,283
 Investment in FHLB . . . . . . .     1,711      1,711      1,632     1,632
Financial liabilities:
 Deposits . . . . . . . . . . . .   246,043    246,305    252,623   253,287
 Advances . . . . . . . . . . . .       400        401       --        --


13. STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

    In 1987, when the Bank converted from a savings bank in mutual form to a savings bank in stock form, the Company established a liquidation account in an amount equal to the Bank's surplus and reserves at December 31, 1986 ($14,351,000). The liquidation account will be maintained for the benefit of eligible depositors who held deposit accounts of $50 or more in the Bank as of December 31, 1985 and who continue to maintain their accounts in the Bank. The liquidation account is reduced annually to the extent that eligible depositors have reduced their eligible deposits (subsequent increases will not restore an interest in the liquidation account). In the unlikely event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in a proportionate amount to the then current adjusted eligible balances for accounts then held. No dividends may be paid to stockholders if such dividends reduce stockholders' equity below the liquidation account, which was approximately $1.4 million at December 31, 1993.

    Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. FDIC regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of the FDIC to net profits (as defined) for the current year and the retained net profits (as defined) for the preceding two years. In addition, State banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50% of the capital stock amount. As of December 31, 1993, the undistributed earnings of the Bank approximated $11.6 million, of which $3.6 million was available for the payment of dividends to the Company.

14. REGULATORY MATTERS

    During the third quarter, the Federal Deposit Insurance Corporation (the "FDIC") completed its examination of the Bank as of August 2, 1993. As a result of that examination, the FDIC rescinded its Memorandum of Understanding which the Bank had signed on December 22, 1992 with the FDIC and the State of New Jersey Department of Banking in connection with their examination as of July 13, 1992.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

    Subsequently, the Federal Reserve Bank of New York (the "FRB") completed an off-site analysis of the Company. As a result of that analysis, the FRB rescinded its Memorandum of Understanding, which the Company had originally signed on August 13, 1991 in connection with the FRB's examination as of December 31, 1990.

    Under banking policies issued by the FDIC and the FRB, the Company and the Bank must maintain an adequate level of capital sufficient to meet a leverage capital ratio, a core risk-based capital ratio and a total risk-based capital ratio. The leverage capital ratio is calculated by dividing core capital by average total assets of the most recent quarter-end. The risk-based capital ratios require the Company and the Bank to classify their assets and certain off-balance-sheet activities into categories, and maintain specified levels of capital for each category. The least capital is required for the category deemed to have the least risk, and the most capital is required for the category deemed to have the greatest risk. For purposes of leverage and risk-based capital guidelines, core capital (also known as Tier 1 capital) consists of common equity in accordance with generally accepted accounting principles ("GAAP") excluding net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on the future taxable income greater than one year, and total capital consists of core capital plus a portion of the allowance for losses on loans. The qualifying portion of the allowance for losses on loans for the Company and the Bank was approximately $1.8 million and $2.3 million as of December 31, 1993 and 1992, respectively. As of December 31, 1993 and 1992, capital ratios were as follows:

                                                   December 31,
                                       ------------------------------------
                                             1993                1992
                                       ----------------    ----------------
Capital ratios:              Required*  Company    Bank     Company    Bank
- ---------------              --------   -------    ----     -------    ----
Leverage. . . . . . . . . .    5.00%    11.70%    11.38%    10.62%    10.33%
Core risk-based . . . . . .    6.00     23.55     22.90     16.32     15.87
Total risk-based. . . . . .   10.00     24.81     24.16     17.58     17.12
- ------------
*For qualification as a well-capitalized institution.

15. MERGER AGREEMENT

     On November 8, 1993, the Company signed a definitive agreement (the "Agreement") providing for the merger of the Company with and into Hubco, Inc. of Union City, New Jersey. Under the terms of the Agreement, shareholders of the Company will receive either $16.10 in cash or .6708 of a share of new Series A Convertible Preferred Stock of Hubco, Inc. for each share of the Company's common stock. In addition, the Company issued an option to Hubco, Inc., exercisable in certain circumstances, to acquire 765,000 shares of its authorized but unissued stock at a price of $11.50 per share. The Agreement is subject to several conditions, including regulatory and shareholder approvals. Since significant conditions to effect the merger have not occurred, most merger costs are not included in the 1993 results of operations in the accompanying financial statements.

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

16. PARENT ONLY FINANCIAL INFORMATION

     The following are the balance sheets as of December 31, 1993 and 1992, and the statements of operations and retained earnings and the statements of cash flows for the years ended December 31, 1993, 1992 and 1991 for Washington Bancorp, Inc. (parent company only).

                                     BALANCE SHEETS

                                                         December 31,
                                                  --------------------------
                                                      1993          1992
                                                   -----------   -----------
Assets:
Due from banks. . . . . . . . . . . . . . . . .   $ 1,002,000    $ 1,000,000
Investment in wholly-owned subsidiary,
 equity basis . . . . . . . . . . . . . . . . .    32,539,499     29,469,045
                                                  -----------    -----------
                                                  $33,541,499    $30,469,045
                                                  ===========    ===========
Stockholders' Equity:
Preferred stock, par value $.10 per share,
 3,000,000 shares  authorized, no shares issued
 and outstanding. . . . . . . . . . . . . . . .   $      --      $      --
Common stock, par value $.10 per share, 6,000,000
 shares authorized, shares issued and outstanding--
 2,307,687 in 1993  and 2,307,187 in 1992 . . .       230,768        230,718
Paid-in capital . . . . . . . . . . . . . . . .    22,500,728     22,498,778
Retained earnings . . . . . . . . . . . . . . .    10,744,003      7,919,549
Unrealized gain on available-for-sale securities,
 net of tax . . . . . . . . . . . . . . . . . .       186,000           --
                                                  -----------    -----------
                                                   33,661,499     30,649,045
Deferred compensation--MRP. . . . . . . . . . .      (120,000)      (180,000)
                                                  -----------    -----------
                                                  $33,541,499    $30,469,045
                                                  ===========    ===========

                     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Year ended December 31,
                                   ----------------------------------------
                                       1993          1992           1991
                                    -----------   -----------    -----------
Equity in undistributed earnings/
 (loss) of subsidiary . . . . . .  $ 2,824,454    $ 2,095,981  $ (1,348,130)
Retained earnings, beginning of
 year . . . . . . . . . . . . . .    7,919,549      5,823,568     7,171,698
                                   -----------    -----------  ------------
Retained earnings, end of year. .  $10,744,003    $ 7,919,549  $  5,823,568
                                   ===========    ===========  ============


                                STATEMENTS OF CASH FLOWS

                                            Year ended December 31,
                                   ----------------------------------------
                                       1993          1992           1991
                                    -----------   -----------    -----------
Cash Flows from Financing Activities:
Exercise of stock options . . . .   $    2,000     $     --      $     --
Cash, at beginning of year. . . .    1,000,000      1,000,000     1,000,000
                                    ----------     ----------    ----------
Cash, at end of year. . . . . . .   $1,002,000     $1,000,000    $1,000,000
                                    ==========     ==========    ==========

                        WASHINGTON BANCORP, INC. AND SUBSIDIARY

17. Summary of Quarterly Results (Unaudited)

     The results of operations on a quarterly basis are presented in the following tables:

                                                                1993                                   1992
                                                ------------------------------------- --------------------------------------
                                                 Fourth    Third    Second     First    Fourth     Third    Second     First
                                                 Quarter  Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                                 ------   -------   -------   -------   -------   -------   -------   -------
                                                                (Dollars in thousands, except per share data)
Interest income . . . . . . . . . . . . . . .   $4,452    $4,634    $4,669    $4,802    $5,030    $5,442    $5,688    $5,719
Interest expense. . . . . . . . . . . . . . .    1,987     2,153     2,260     2,412     2,664     2,891     3,136     3,499
                                                ------    ------    ------    ------    ------    ------    ------    ------
Net interest income . . . . . . . . . . . . .    2,465     2,481     2,409     2,390     2,366     2,551     2,552     2,220
Provision for losses on loans . . . . . . . .       70        50       100       200       350       400       200       150
                                                ------    ------    ------    ------    ------    ------    ------    ------
Net interest income after provision
 for losses on loans. . . . . . . . . . . . .    2,395     2,431     2,309     2,190     2,016     2,151     2,352     2,070
Net security transactions . . . . . . . . . .       (7)      (13)       12        30       426     1,197        10         5
Net gain on sale of loans . . . . . . . . . .       16        (3)      144        --        --       132        65        --
Other non-interest income . . . . . . . . . .      304       110       116       240        99       134       111       111
REO expense, net. . . . . . . . . . . . . . .      533       372       116       436       556       251       145       219
Other non-interest expense. . . . . . . . . .    1,885     1,666     1,903     1,857     1,673     1,839     2,095     1,916
                                                ------    ------    ------    ------    ------    ------    ------    ------
Income before income taxes,
 extraordinary item and cumulative
 effect of change in accounting
 principle. . . . . . . . . . . . . . . . . .      290       487       562       167       312     1,524       298        51
Income tax benefit/(expense) (1). . . . . . .      703      (179)     (201)      695        11      (559)      (62)      (18)
                                                ------    ------    ------    ------    ------    ------    ------    ------
Income before extraordinary item and
 cumulative effect of change in
 accounting principle . . . . . . . . . . . .      993       308       361       862       323       965       236        33
Extraordinary item. . . . . . . . . . . . . .       --        --        --        --       (17)      481        57        18
Cumulative effect of change in
 accounting principle (2) . . . . . . . . . .       --        --        --       300        --        --        --        --
                                                ------    ------    ------    ------    ------    ------    ------    ------
Net income. . . . . . . . . . . . . . . . . .   $  993    $  308    $  361    $1,162    $  306    $1,446    $  293    $   51
                                                ======    ======    ======    ======    ======    ======    ======    ======
Per share data:
Income before extraordinary
 items and cumulative effect of change
 in accounting principle. . . . . . . . . . .    $0.43     $0.14     $0.16      $.38     $0.14     $0.43     $0.10     $0.01
Extraordinary items . . . . . . . . . . . . .       --        --        --        --     (0.01)     0.21      0.03      0.01
Cumulative effect of change in
 accounting principle . . . . . . . . . . . .       --        --        --      0.13        --        --        --        --
                                                ------    ------    ------    ------    ------    ------    ------    ------
Net income. . . . . . . . . . . . . . . . . .    $0.43     $0.14     $0.16     $0.51     $0.13     $0.64     $0.13     $0.02
                                                ======    ======    ======    ======    ======    ======    ======    ======

(1) The first quarter of 1993 includes an income tax refund of $747,000 and the fourth quarter of 1993 includes a deferred tax adjustment of $809,000 in order to reduce the deferred tax asset valuation allowance (to a zero balance).

(2) The cumulative effect of change in accounting principle resulted from the adoption of SFAS 109 -- "Accounting for Income Taxes".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                        PART III

Item 10. Directors of the Registrant

     The Company responds to this Item by incorporating herein by reference the material responsive to such Item in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The Company responds to this Item by incorporating herein by reference the material responsive to such Item in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company responds to this Item by incorporating herein by reference the material responsive to such Item in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The Company responds to this Item by incorporating herein by reference the material responsive to such Item in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders.

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Financial Statements have been included in Item 8.

(a)(2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

 (b) Exhibits

     The following exhibits are filed as part of this Report.

EXHIBIT
NUMBER         DESCRIPTION
- -------        -----------
3.1*           Articles of Incorporation

3.2*           Bylaws

10.1*          Washington Savings Bank Employee Stock Ownership Plan

10.2**         Washington Savings Bank Management Recognition Plan, as amended

10.3***        Washington Bancorp, Inc. Incentive Stock Option Plan

10.4***        Washington Bancorp, Inc. Option Plan for Outside Directors

10.5****       Severance Agreement between Washington Savings Bank, Washington
                Bancorp, Inc. and Paul Rotondi

10.6*****      Agreement and Plan of Merger among Washington Bancorp, Inc.,
                Washington Savings Bank, Hubco, Inc. and Hudson United Bank, dated November 8, 1993.

10.7           Washington Savings Bank Deferred Compensation Plan for Outside
                Directors

22.1******     Subsidiaries of the Registrant

24.1           Consent of Coopers & Lybrand

25.1           Power of Attorney
- ------------

       * Incorporated by reference to Exhibits 3.1, 3.2 and 10.1 filed with the Company's Registration Statement on Form S-1, No. 33-12637.

      ** Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

     *** Incorporated by reference to Exhibits A and B, respectively, of the Company's 1989 Proxy Statement.

    **** Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

   ***** Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  ****** Incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 (c) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1993.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASHINGTON BANCORP, INC.

                                            By /s/   PAUL C. ROTONDI
                                              -----------------------------
                                                   (PAUL C. ROTONDI)
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER
Dated: March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/     PAUL C. ROTONDI                 Chairman of the Board and Chief
- ------------------------------           Executive Officer and*
       (PAUL C. ROTONDI)                 as attorney in fact

*/s/   THOMAS S. BINGHAM                Chief Financial and Accounting Officer
- ------------------------------
     (THOMAS S. BINGHAM)


Directors:



                                    */s/    THEODORE DOLL, JR.
- ------------------------------          -----------------------------
      (WILSON A. BRITTEN)                  (THEODORE DOLL JR.)


*/s/   JOSEPH A. TIGHE, JR.          /s/     PAUL C. ROTONDI
- ------------------------------          -----------------------------
      (JOSEPH A. TIGHE, JR.)                (PAUL C. ROTONDI)


*/s/    ROBERT A. HAND             */s/   JAMES M. UNGERLEIDER
- ------------------------------         -----------------------------
       (ROBERT A. HAND)                  (JAMES M. UNGERLEIDER)


*/s/    THEODORE J. DOLL
- ------------------------------
       (THEODORE J. DOLL)


*/s/    DUNCAN M. LASHER          */s/    CHARLES A. ROTONDI
- ------------------------------         -----------------------------
       (DUNCAN M. LASHER)                (CHARLES A. ROTONDI)

                                     EXHIBIT INDEX
                                WASHINGTON BANCORP, INC.


EXHIBIT                                                                Page
NUMBER         DESCRIPTION                                            Number
- -------        -----------                                            ------
3.1*           Articles of Incorporation

3.2*           Bylaws

10.1*          Washington Savings Bank Employee Stock Ownership Plan

10.2** Washington Savings Bank Management Recognition Plan, as amended

10.3***        Washington Bancorp, Inc. Incentive Stock Option Plan

10.4***        Washington Bancorp, Inc. Option Plan for Outside
               Directors

10.5**** Severance Agreement between Washington Savings Bank, Washington Bancorp, Inc. and Paul Rotondi

10.6*****      Agreement and Plan of Merger among Washington Bancorp,
               Inc., Washington Savings Bank, Hubco, Inc. and Hudson
               United Bank, dated November 8, 1993.

10.7           Washington Savings Bank Deferred Compensation Plan for
               Outside Directors                                         60

22.1******     Subsidiaries of the Registrant

24.1           Consent of Coopers & Lybrand                              58

25.1           Power of Attorney                                         59
- ------------

       * Incorporated by reference to Exhibits 3.1, 3.2 and 10.1 filed with the Company's Registration Statement on Form S-1, No. 33-12637.

      ** Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

     *** Incorporated by reference to Exhibits A and B, respectively, of the Company's 1989 Proxy Statement.

    **** Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

   ***** Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  ****** Incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

                           CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the inclusion in the 1993 Annual Report on Form 10-K and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 No. 33-25089 and
No. 33-25090 of Washington Bancorp, Inc. of our report, which includes an explanatory paragraph regarding changes in accounting principles and includes an explanatory paragraph regarding an action seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law and a lawsuit filed by a former Bank officer which alleges wrongful termination and seeks unspecified damages, dated January 28, 1994, on our audits of the consolidated financial statements of Washington Bancorp, Inc. and Subsidiary as of December 31, 1993 and
1992 and for each of the three years in the period ended December 31, 1993, which report appears on page 29 of the 1993 Annual Report on Form 10-K.



                                        /s/COOPERS & LYBRAND
                                        Coopers & Lybrand

Parsippany, New Jersey
March 30, 1994

                                   POWER OF ATTORNEY

     WHEREAS, the undersigned officers and directors of Washington Bancorp, Inc. desire to authorize Paul C. Rotondi, Theodore J. Doll and Thomas S. Bingham to act as their attorneys in fact and agents, for the purpose of executing and filing the Annual Report described below, including all amendments and supplements thereto,

     NOW THEREFORE,

     NOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul C. Rotondi, Theodore J. Doll and Thomas S. Bingham and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign the Annual Report on Form 10-K for the year ended December 31, 1993, including any and all amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned have executed this Report on the 22nd day of March, 1994.

              SIGNATURE                         TITLE
              ---------                         -----


/s/       PAUL C. ROTONDI               Chairman of the Board
- -----------------------------------
         (PAUL C. ROTONDI)
                                        Director
- -----------------------------------
        (WILSON A. BRITTEN)


/s/     THEODORE DOLL, JR.              Director
- -----------------------------------
       (THEODORE DOLL, JR.)


/s/      THEODORE J. DOLL               Director
- -----------------------------------
        (THEODORE J. DOLL)


/s/       ROBERT A. HAND                Director
- -----------------------------------
         (ROBERT A. HAND)


/s/     CHARLES A. ROTONDI              Director
- -----------------------------------
       (CHARLES A. ROTONDI)


/s/    JOSEPH A. TIGHE, JR.             Director
- -----------------------------------
      (JOSEPH A. TIGHE, JR.)


/s/    JAMES M. UNGERLEIDER             Director
- -----------------------------------
      (JAMES M. UNGERLEIDER)


/s/      DUNCAN M. LASHER               Director
- -----------------------------------
        (DUNCAN M. LASHER)


/s/      THOMAS S. BINGHAM              Chief Financial and Accounting Officer
- -----------------------------------
        (THOMAS S. BINGHAM)

                    Washington Savings Bank

                   Deferred Compensation Plan

                     For Outside Directors

                    Washington Savings Bank
                   Deferred Compensation Plan
                     For Outside Directors

                       TABLE OF CONTENTS

ARTICLE                                                  PAGE

I      Definitions                                        62

II     Eligibility                                        64

III    Benefits                                           64

IV     Vesting                                            65

V      Death Benefits                                     66

VI     Payment of Benefits                                67

VII    Funding                                            67

VIII   Administration of the Plan                         67

IX     Miscellaneous                                      70

                    Washington Savings Bank
                   Deferred Compensation Plan
                     For Outside Directors


WHEREAS, Washington Savings Bank (the "Company") desires to reward certain members of its Board of Directors for services provided to the Company.

NOW THEREFORE, the Company does hereby adopt the Washington
Savings Bank Deferred Compensation Plan for Outside Directors
(the "Plan"), effective September 14, 1993.


                           ARTICLE I
                          Definitions


In this Plan, unless the context clearly implies otherwise, the singular includes the plural, the masculine includes the feminine, and initially capitalized words have the following meanings:

1.1 Actuarial Assumptions. An amount or benefit of equivalent current value to the amount or benefit which would have been provided to or on account of a Qualified Outside Director determined on the basis of such actuarial assumptions then in effect under the Retirement Plan of Washington Savings Bank in Retirement System for Savings Institutions (the "Retirement Plan"). In the event that the Retirement Plan has been terminated at the time a benefit is to be determined, then the interest rate used shall be fifty percent (50%) of the sum of (i) the prime rate of Citibank plus (ii) the 10 year constant maturity U.S. Treasury bond as of the relevant date.

1.2 Board. The Board of Directors of Washington Savings Bank as constituted from time to time.

1.3 Change in Control. For purposes of this Plan, a Change in Control of the Company shall mean a change in control of a nature that: (i) would be required to be reported in response to Item 1 of a Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a change in the outstanding voting stock of the Holding Company such that a change in control of the Holding Company has occurred within the meaning of 12 U.S.C. (sec)1817, Change in Bank Control Act, or Section 303.4(a) of the Rules and Regulations for FDIC Insured Institutions promulgated thereunder; (iii) provided that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 issued under the Exchange Act), directly or indirectly, of securities of the Holding Company representing 20% or more of the combined voting power of the Holding Company's outstanding securities ordinarily having the right to vote on the election of directors (except for any securities purchased by the ESOP of the Company); or
      (b) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's shareholders was approved by the Holding Company's Nominating Committee, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a merger, consolidation or sale of all or substantially all the assets of the Holding Company occurs; or (d) a proxy statement soliciting proxies from stockholders of the Holding Company, by someone other than the current management of the Holding Company, seeking stockholder approval of the reorganization, merger or consolidation of the Holding Company with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the 1987 Incentive Stock Option Plan of the Holding Company (the "Stock Option Plan") are exchanged for or converted into cash or property or securities not issued by the Holding Company shall be distributed, regardless of whether the reorganization, merger or consolidation shall have been affirmatively recommended to the Holding Company's stockholders by a majority of the members of its Board of Directors.

1.4   Committee.  The Washington Savings Bank Deferred
      Compensation Plan Committee appointed by the Board to administer this Plan. The Committee shall be responsible for the administration of this Plan in accordance with
      Article VIII.

1.5 Company. Washington Savings Bank or any successor thereto.

1.6   Holding Company.  Washington Bancorp, Inc.

1.7 Outside Director. Any member of the Board who is neither an officer nor an employee of the Company or its affiliates at the time appointed to the Board.

1.8   Plan.  The Washington Savings Bank Deferred Compensation
      Plan for Outside Directors as amended and/or restated from time to time.

1.9 Plan Year. Each twelve (12) consecutive month period beginning January 1 and ending December 31.

1.10 Qualified Outside Director. Any Outside Director who has served in that capacity for at least five consecutive calendar years. In the event of a Change in Control, each Outside Director then a member of the Board shall be a Qualified Outside Director even if service to the Board has been less then five consecutive calendar years.


                           ARTICLE II
                          Eligibility

2.1 Any Qualified Outside Director shall be eligible to receive retirement benefits as set forth in Article III.

2.2 The Board may withhold approval for benefits for a Qualified Outside Director only if the Qualified Outside
      Director's retirement is due to conduct which would support termination of an employee for "cause."

2.3 If an Outside Director becomes an officer or employee of the Company or its affiliates, then service on the Board while such an officer or employee will count towards eligibility, benefits, and vesting.


                          ARTICLE III
                            Benefits

3.1 In the absence of a Change in Control, and subject to sections 3.3 and 3.4 herein, a vested Qualified Outside
      Director will receive an annual benefit equal to:

      (a) 50% of the Board's annual retainer in effect at the time of retirement or separation (the "Then
              Current Retainer") plus

      (b) 5% of the Then Current Retainer for each additional year of service in excess of 5 years
              (up to a maximum of 10 additional years).

3.2 Upon the occurrence of a Change in Control, each Qualified Outside Director who is neither an officer nor an employee of the Company or the Holding Company at the time of such occurrence, shall (i) be eligible for benefits under the Plan, (ii) be treated as fully vested, regardless of whether he has 15 years of service or has attained age 65, and (iii) receive a benefit as follows:

      (a) The benefit for a Qualified Outside Director shall be equal to the product of four times the Then
              Current Retainer (as defined in section 3.1).

      (b) Subject to section 3.3 herein, each Qualified Outside Director will receive the value of the benefit determined pursuant to this section 3.2(a) in a single cash payment as soon as possible following the Change in Control.

3.3 Upon the occurrence of a Change in Control, payment of benefits pursuant to section 3.1 shall cease and the Qualified Outside Director shall instead receive a single cash payment as soon as possible following the Change in Control equal to the benefit for which the Qualified Outside Director is eligible under section 3.2(a) reduced, but not below zero, by the sum of all payments previously paid to such Qualified Outside Director pursuant to section 3.1. If the Qualified Outside Director is ineligible to receive any benefits under section 3.2, then, notwithstanding the provisions of the Plan to the contrary, the Qualified Outside Director shall receive no benefits pursuant to this Plan after the occurrence of a Change in Control.

      The Committee shall notify each Qualified Outside Director of the occurrence of a Change in Control, the total amount of benefits previously paid pursuant to section 3.1, and the amount of benefits, if any, to be paid in a single cash payment following the Change in Control. For purposes of this section 3.3, any Qualified Outside Director entitled to no additional benefits pursuant to this section 3.3 shall be deemed paid in full upon delivery of the Committee's notice. Once benefits have been paid in accordance with this section 3.3, no other payments shall be due under this Plan.

3.4 Notwithstanding sections 3.1 and 3.2, benefits which are prohibited or limited by the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 shall not be payable without the consent of the appropriate federal banking agency and the written concurrence of the Federal Deposit Insurance Corporation. The Company shall exert its best efforts to obtain such consent and concurrence.


                           ARTICLE IV
                            Vesting

A Qualified Outside Director will vest in his or her benefit while such director is serving on the Board upon the first of the following to occur: (i) the completion of 15 years as a director of the Company; (ii) the Qualified Outside Director's 65th birthday; (iii) the Qualified Outside Director's death; or
(iv) the occurrence of a Change in Control.


                           ARTICLE V
                         Death Benefits

5.1 Subject to section 5.4, if a Qualified Outside Director otherwise eligible for benefits dies, then 50% of such benefits shall be payable to his surviving spouse depending on such Outside Director's age at the date of death.

5.2 If the deceased Qualified Outside Director had already attained age 65, the surviving spouse will receive such benefits for which the Qualified Outside Director was otherwise eligible until the death or remarriage of the spouse or the occurrence of a Change in Control. In the absence of a Change in Control benefits shall be paid monthly.

5.3 If the deceased Qualified Outside Director had not attained age 65 at the date of death, then the surviving spouse will receive such benefits, payable in monthly installments, for which the Qualified Outside Director was otherwise eligible until the first of the following occurs: (i) the spouse remarries; (ii) the spouse dies;
      (iii) the occurrence of a Change in Control; or (iv) 180 monthly payments are made.

5.4 Upon the occurrence of a Change in Control, payment of death benefits to the surviving spouse pursuant to section 5.2 or 5.3, as applicable, shall cease and the surviving spouse shall instead receive a single cash payment as soon as possible following the Change in Control equal to the benefit for which the Qualified Outside Director (to whom the surviving spouse was married) was eligible under section 3.2(a) reduced, but not below zero, by the sum of all payments previously paid pursuant to section 5.3 or 5.4, as applicable, to such surviving spouse. If the Qualified Outside Director was ineligible to receive any benefits under section 3.2, then, notwithstanding the provisions of this Plan to the contrary, the surviving spouse shall receive no benefits pursuant to this Plan after the occurrence of a Change in Control.

      The Committee shall notify each surviving spouse of a deceased Qualified Outside Director of the occurrence of a Change in Control, the total amount of benefits previously paid pursuant to this Article V and the amount of benefits, if any, to be paid in a single cash payment following the Change in Control. For purposes of this section 5.4, any surviving spouse entitled to no additional benefits pursuant to this section 5.4 shall be deemed paid in full upon delivery of the Committee's notice. Once benefits have been paid in accordance with this section 5.4, no other payments shall be due under this Plan.


                           ARTICLE VI
                      Payment of Benefits

6.1 Timing. Except as otherwise provided in Section 3.2, a Qualified Outside Director shall be entitled to receive benefits under the Plan on the later of his retirement or separation from the Board or his 65th birthday.

6.2   Form of Payment.  Except as otherwise provided in Section
      3.2, a Qualified Outside Director's benefits shall be paid in the form of a life annuity payable in monthly installments.


                          ARTICLE VII
                            Funding

Benefits payable under this Plan shall be paid directly from the general assets of the Company. The Company shall not be obligated to set aside, earmark or escrow any funds or other assets to satisfy its obligations under this Plan, and the Qualified Outside Director and his spouse shall not have any property interest in any specific assets of the Company other than the unsecured right to receive payments from the Company as provided herein.


                          ARTICLE VIII
                   Administration of the Plan

8.1 The Committee shall be generally responsible for the operation and administration of the Plan. To the extent that powers are not delegated to others pursuant to the provisions of this Plan, the Committee shall have such powers as may be necessary to carry out the provisions of the Plan and to perform its duties hereunder, including, without limiting the generality of the foregoing, the power:

      (a) To appoint, retain, and terminate such persons as it deems necessary or advisable to assist in the administration of the Plan or to render advice with respect to the responsibilities of the Committee under the Plan, including accountants, actuaries, administrators and attorneys.

      (b) To make use of the services of the employees of the Company in administrative matters.

      (c) To obtain and act on the basis of all tables, valuations, certificates, opinions, and reports furnished by the persons described in paragraph
              (a) or (b) above. Any determination based on Actuarial Assumptions by the actuary selected by the Committee shall be conclusive and binding on the Company, the Committee, and all Qualified Outside Directors.

      (d) To review the manner in which benefit claims and other aspects of the Plan administration have been handled by the employees of the Company.

      (e) To determine all benefits and resolve all questions pertaining to the administration and interpretation of the Plan provisions, either by rules of general applicability or by particular decisions. To the maximum extent permitted by law, all interpretations of the Plan and other decisions of the Committee shall be conclusive and binding on all parties.

      (f) To adopt such forms, rules and regulations as it shall deem necessary or appropriate for the administration of the Plan and the conduct of its affairs, provided that any such forms, rules and regulations shall not be inconsistent with the provisions of the Plan.

      (g) To remedy any inequity resulting from incorrect information received, communicated or resulting from administrative error.

      (h) To commence or defend any litigation arising from the operation of the Plan in any legal or administrative proceeding.

8.2 Required Information. Any Qualified Outside Director and any spouse eligible to receive benefits under the Plan shall furnish to the Committee any information or proof requested by the Committee and reasonably required for the proper administration of the Plan. Failure on the part of the Qualified Outside Director or spouse to comply with any such request within a reasonable period of time shall be sufficient grounds for delay in the payment of benefits under the Plan until such information or proof is received by the Committee.

8.3 Expenses. All expenses incident to the operation and administration of the Plan reasonably incurred, including, without limitation by way of specification, the fees and expenses of attorneys and advisors, and for such other professional, technical and clerical assistance as may be required, shall be paid by the Company.

8.4 Indemnification. To the extent coverage is not provided by any applicable insurance policy, the Company hereby agrees to indemnify the Committee and each of its members, and the Board and each of its members, and to hold them harmless against all liability, joint and several, for their acts, omissions and conduct and for the acts, omissions and conduct of their duly appointed agents made in good faith pursuant to the provisions of the Plan, including any out-of-pocket expenses reasonably incurred in the defense of any claim relating thereto; provided, however, that no person or entity so indemnified shall voluntarily assume or admit any liability, nor, except at its or his own cost, shall any of the foregoing make any payment, assume any obligations or incur any expense without the prior written consent of the Board. The Company may purchase, at its expense, liability insurance to protect the Company and the persons indemnified hereunder from liability incurred in the good faith administration of this Plan.

8.5   Claims Procedure and Review.

      (a) Claims for benefits under the Plan shall be filed in writing by a claimant with the Committee. Within sixty (60) days after receipt of such claim, the Committee shall act on the claim and shall notify the claimant in writing as to whether the claim has been granted in whole or in part; provided, however, if the claimant has not received written notice of such decision within such sixty-day period, the claimant shall, for the purpose of subsection (c) of this Section, regard his claim as having been denied.

      (b) Any notice of denial of a claim in whole or in part shall set forth (i) the specific reason or reasons for the denial, (ii) reference to the Plan provisions on which the denial is based, and (iii) a copy of the Plan's claim and review provisions.

      (c) Any claimant who has been denied a claim in whole or in part under the Plan shall be entitled, upon the filing of a written request for review with the Committee within sixty (60) days after receipt by the claimant of written notice of denial of his claim (or, if the claimant had not received written notice of the decision within the sixty-day period described in subsection (a) of this Section, within one hundred twenty (120) days of receipt of the claim form by the Committee), to appeal the denial of his claim to the Committee.

      (d) The claimant shall be entitled in connection with such appeal to examine pertinent documents and submit issues and comments in writing to the Committee. Any decision on review by the Committee shall be in writing, and shall include specific reasons for the decision (including reference to the Plan provisions on which the decision is based). Such decision shall be made by the Committee not later than sixty (60) days after receipt by it of the claimant's request for review.


                           ARTICLE IX
                         Miscellaneous

9.1   Amendment or Termination.

      (a) The Board reserves the right to amend, modify, restate or terminate the Plan; provided, however, that no such action by the Board shall reduce a Qualified Outside Director's benefit accrued as of the time thereof. Provided, further that no such amendment or termination may occur as a result of a Change in Control, within three years after a Change in Control, or as part of any plan to effect a Change in Control.

      (b) If the Plan is terminated or amended, a determination shall be made of the Qualified Outside Director's benefit as of the Plan termination or amendment date. Neither the termination nor an amendment of the Plan shall adversely affect any person who, at the time of such action, satisfies the Plan's definition of Qualified Outside Director without such person's consent.

9.2 Status as Director. Nothing herein contained shall be deemed: (a) to give any Qualified Outside Director the right to be retained as a director of the Company; (b) to give the Company the right to require any Qualified Outside Director to remain on the Board; or (c) to affect any Qualified Outside Director's membership on the Board.

9.3 Payments to Incompetents. If a Qualified Outside Director or spouse entitled to receive any benefits hereunder is adjudged to be legally incapable of giving a valid receipt and discharge for such benefits, they will be paid to the duly appointed guardian of such incompetent or to such other legally appointed person as the Committee may designate. Such payment shall, to the extent made, be deemed a complete discharge of any liability for such payment under the Plan.

9.4. Inalienability of Benefits. The right of any person to any benefit or payment under the Plan shall not be subject to voluntary or involuntary transfer, alienation or assignment, and, to the fullest extent permitted by law, shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event a person who is receiving or is entitled to receive benefits under the Plan attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, then such assignment, transfer or disposition shall be null and void.

9.5 Governing Law. Except to the extent preempted by Federal law, the Plan shall be governed by and construed in accordance with the laws of the State of New Jersey.

9.6 Arbitration. Any dispute or controversy arising under or in connection with this Agreement which cannot be resolved informally by the parties, including the arbitrability of the dispute itself, shall be submitted to arbitration and adjudicated pursuant to the rules of the American Arbitration Association then in effect, except that the parties to such arbitration shall be entitled to engage in pre-trial discovery, to the extent permitted by and according to the provisions of the Federal Rules of Civil Procedure. Pending the resolution of any such dispute or controversy, the Participant shall continue to receive all benefits to which he was entitled immediately prior to the time such controversy or dispute arose. The decision of the arbitrator shall be final and binding on all parties hereto, and judgment may be entered on the arbitrator's award in any court having jurisdiction thereof.

9.7 Severability. In case any provision of this Plan shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provi-sions of the Plan, and the Plan shall be construed and enforced as if such illegal and invalid provisions had never been set forth.

9.8 Income and Payroll Tax Withholding. To the extent required by the laws in effect at the time payments are made under this Plan, the Company shall withhold from such payments any taxes required to be withheld for federal, state or local government purposes.


IN WITNESS WHEREOF, WASHINGTON SAVINGS BANK has adopted this plan effective as of the 14th day of September, 1993.

ATTEST (SEAL):                    WASHINGTON SAVINGS BANK



/s/ANTONIA GADALETA                 BY:/s/PAUL C. ROTONDI
- -------------------                   -------------------