Form 10-K/A
period 1993-12-31
WASHINGTON BANCORP INC
filed 1994-04-27
CIK 811553

=============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               --------------------
                                   FORM 10-K/A1
     ITEM 3 OF PART I, AS AMENDED, IS SET FORTH HEREIN IN ITS ENTIRETY. ITEMS 10-13 OF PART III ARE ALSO SET FORTH HEREIN IN THEIR ENTIRETY AND ARE NO LONGER INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1994 PROXY STATEMENT. NO CHANGES ARE BEING MADE IN THE ANY OTHER ITEMS OF PARTS I, II OR IV.

(MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    FOR THE TRANSITION PERIOD FROM ______ TO ______

                            COMMISSION FILE NUMBER: 0-15826

                                WASHINGTON BANCORP, INC.
                 (Exact name of registrant as specified in its charter)
          DELAWARE                                    22-2800126
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on February 28, 1994 was approximately $27.3 million. (The exclusion from such amount of the market value of shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
=============================================================================

                                    PART I

Item 3. Legal Proceedings

     In October 1991, a complaint was filed by a former officer in New Jersey Superior Court against the Company, the Bank and certain directors and officers seeking unspecified damages relating to the termination of such officer's employment. The Company and individual defendants filed an answer and asserted certain counterclaims. This complaint was dismissed in 1993 without prejudice to the plaintiff's right to refile the complaint by March 31, 1994. The complaint was refiled by such date. It is anticipated that the Company and individual defendants will file a comparable answer and counterclaims. In April 1992, a complaint was filed in the New Jersey Superior Court against the Company and the Bank seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law. In February 1994, the plaintiffs amended their complaint to add claims against nine individual defendants, including current and former officers and directors of the Company and the Bank. This lawsuit is in the discovery stage. Management believes that the defendants have meritorious defenses in both of these actions and intends to vigorously defend these actions. Given the uncertainties involved in judicial proceedings and the preliminary stage of discovery in these matters, management cannot determine the precise amount of any potential loss that may arise in these matters. Accordingly, no provision for loss, if any, that may result upon resolution of these matters has been recorded in the Company's financial statements.

     The Bank is also subject to other legal proceedings involving collection matters, contract claims and miscellaneous items arising in the normal course of business. It is the opinion of management that the resolution of such legal proceedings will not have a material impact on the financial statements of the Company or the Bank.

                                   PART III

Item 10. Directors of the Registrant

     The Board of Directors consists of nine directors, divided into three classes. Each of the members of the Board of Directors of the Company also serves on the Board of Directors of the Bank. Directors are elected for staggered terms of three years each, with the term of office of only one class of Directors expiring in each year. Directors serve until their successors are elected and qualified.

  Name, Age, Principal
 Occupation and Business
   Experience for Past                                  Director      Term
       Five Years                                         Since     Expires
  ---------------------                                  -------    -------
Wilson A. Britten, Age 70 . . . . . . . . . . . . . . .    1965       1995
 Retired; former Senior Vice President of Anchor
 Corporation, financial advisors and investment underwriters.

Theodore Doll, Jr., Age 77  . . . . . . . . . . . . . .    1960       1996
 Retired from practice as a self-employed Certified
 Public Accountant since 1979. He also serves on the Board of Auric Corporation, Newark, New Jersey.

Theodore J. Doll, Age 49  . . . . . . . . . . . . . . .    1989       1995
 President and Chief Operating Officer of the Company and the Bank since December 26, 1989. Executive Vice
 President of the Company and the Bank from October through December 1989. Mr. Doll retired in March 1988 as Executive Vice President and Chief Administrative
 Officer of Ryan, Beck & Co., an investment banking firm.

Robert A. Hand, Age 68  . . . . . . . . . . . . . . . .    1979       1994
 Vice President Emeritus of Stevens Institute of
 Technology, Hoboken, New Jersey; Treasurer, Polymer
 Processing Institute, Hoboken, New Jersey.

Duncan M. Lasher, Age 67  . . . . . . . . . . . . . . .    1993       1996
 Retired; former Executive Vice President of United
  National Bank, Plainfield, New Jersey.

  Name, Age, Principal
 Occupation and Business
   Experience for Past                                  Director      Term
       Five Years                                         Since     Expires
 -----------------------                                --------    -------
Charles A. Rotondi, Age 44  . . . . . . . . . . . . . .    1989       1996
 President, Dan Dee Belt & Bag Co., Inc., Hoboken,
 New Jersey (manufacturers and importers).

Paul C. Rotondi, Age 69 . . . . . . . . . . . . . . . .    1975       1994
 Chairman of the Board and Chief Executive Officer of the Company and the Bank.

Joseph A. Tighe, Jr., Age 58  . . . . . . . . . . . . .    1975       1994
 President of Tighe, Doty and Carrino, P.A., a consulting engineering firm in Secaucus, New Jersey;
 Vice-President, TFC/CM, Inc., an architects and engineering firm in Secaucus, New Jersey.

James M. Ungerleider, Age 66  . . . . . . . . . . . . .    1972       1995
 Retired; former President of Geismar's, a men's and women's retail clothing shop in Caldwell, New Jersey.

     Chairman of the Board Paul C. Rotondi is the father of director Charles
A. Rotondi. Director Theodore Doll, Jr. is the father of President and director Theodore J. Doll.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and certain related entities, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

     Based solely on a review of copies of such reports and representations of the Company's executive officers and directors, the Company believes that all
Section 16(a) filing requirements applicable to executive officers and directors were complied with except as disclosed herein. Late filings were made by Janice Sandomenico, an executive officer, who sold 300 shares of the Company's Common Stock on September 1, 1993, and by Kim Ullrich-Flores, also an executive officer, who sold 400 shares of the Company's Common Stock on June 15, 1993. The filings were made promptly after the failure to timely file was discovered.

Item 11. Executive Compensation

Directors' Compensation

     Directors are paid a monthly retainer of $750, plus $250 per board meeting attended. An additional fee of $250 is paid for each committee meeting attended. Officers who are Directors do not receive fees for services as a Director. Honorary directors are paid $200 per board meeting attended, but are not paid a retainer.

     During 1993, James M. Ungerleider, a director of the Company and the Bank, was paid fees of $27,500 for services provided as an outside director representative on a committee that monitors compliance under certain regulatory agreements and for other compliance services.

     During 1993, the Board adopted a retirement plan for outside directors which will provide benefits aggregating $252,000 to the members of the Board other than Paul C. Rotondi and Theodore J. Doll upon consummation of the proposed merger with Hubco, Inc. (the "Merger"). See Note 9 of the Notes to Consolidated Financial Statements on page 45 of the Annual Report on Form 10-K for the year ended December 31, 1993 for more information regarding this plan.

Summary of Cash and Certain Other Compensation

     The following table sets forth, for the fiscal years ended December 31, 1993, 1992 and 1991, the annual and long-term compensation of the Company's Chief Executive Officer and Chief Operating Officer (the "Named Officers"), the only two executive officers whose salary and bonus exceeded $100,000 during 1993:

                                          SUMMARY COMPENSATION TABLE
                                                                      Long Term Compensation
                                                                  -----------------------------------
                                     Annual Compensation(1)                     Awards
                                    -----------------------       -----------------------------------
           (a)               (b)        (c)           (d)              (f)                  (g)                  (i)
                                                                    Restricted           Securities           All Other
        Name and                                                      Stock              Underlying        Compensation(3)
   Principal Position       Year     Salary ($)    Bonus ($)      Award(s)(2)($)      Options/SARs (#)           ($)
   ------------------       ----     ----------    ---------      --------------      ----------------     ---------------
Paul C. Rotondi,  . .       1993      $158,317      $29,000          $   --              $   --                $3,879
 Chairman and Chief         1992       166,154        2,000           12,750                 --                 4,420
 Executive Officer          1991       160,000          --               --                  --

Theodore J. Doll, . .       1993       148,317        4,000              --               24,500                  877
 President and Chief        1992       155,769        2,000           12,750                 --                   877
 Operating Officer          1991       150,000          --               --                  --

- - ------------
(1) During the three years ended December 31, 1993, no Named Officer received perquisites (i.e., personal benefits) in excess of 10% of such individual's reported salary and bonus.

(2) Restricted Stock Awards ("RSA") are made under the Company's Management Recognition and Retention Plan (the "MRP") and are payable in shares of the Company's Common Stock at the expiration of the vesting period established by the Salaries Committee of the Board. Under the MRP, no awards will vest in less than five years from the date of grant. Dividends are paid to the executives on all RSAs at the same time and at the same rate as all other holders of the Company's Common Stock. The number and value of aggregate RSA holdings for the Named Officers at December 31, 1993 are as follows: Paul C. Rotondi, 2,400 shares with a value of $31,200 and Theodore J. Doll, 2,400 shares with a value of $31,200. The foregoing values are based on the closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 1993 ($13.00 per share).

(3) Represents premiums paid on group term life insurance greater than $50,000. Pursuant to SEC regulations, information is not provided with respect to 1991.

Stock Options

     The following table contains information regarding the grant of stock options (all of which were granted under the Company's employee stock option plan (the "Employee Plan")) to the Named Officers during the year ended December 31, 1993. In addition, in accordance with rules of the Securities and Exchange Commission (the "SEC"), the following table sets forth the hypothetical gains or "option spreads" that would exist for such options, assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                             Individual Grants                                       for Option Term(1)
- - -----------------------------------------------------------------------------   ---------------------------
         (a)                (b)             (c)          (d)          (e)          (f)               (g)
                         Number of   Percent of Total
                        Securities     Options/SARs
                        Underlying      Granted to    Exercise or
                       Options/SARs    Employees in   Base Price   Expiration
         Name           Granted (#)     Fiscal Year      ($/sh)       Date        5% ($)           10% ($)
         ----          ------------    ------------   -----------  ----------    --------          --------
Paul C. Rotondi . . .        --             --             --          --             --                --
Theodore J. Doll. . .     24,500          27.84%        $7.25       9/20/2003    $115,559          $292,850

- - -----------
(A) The Employee Plan is administered by the Salaries Committee of the Company's Board of Directors. That committee determines which employees will receive options, the number of options to be granted and the terms of option grants. Options generally are granted at exercise prices equal to the fair market value of the Company's Common Stock on the grant date.

(B) No assurances can be given that the market price of the Company's Common Stock will appreciate over the applicable period or, if such appreciation does occur, that such appreciation will be greater or less than the assumed rates set forth above.

Option Exercises and Holdings

     None of the Named Officers exercised any of his stock options during the year ended December 31, 1993. The following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1993. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $13.00, the closing sale price of the Company's Common Stock on December 31, 1993. None of Mr. Rotondi's options were "in-the-money" on that date.



                     UNEXERCISED OPTIONS AT FISCAL YEAR END


                          Number of Securities         Value of Unexercised
                         Underlying Unexercised        In-the-Money Options/
                       Options/SARs at FY-End (#)       SARs at FY-End ($)
          Name         --------------------------    --------------------------
          ----                   (d)                           (e)
          (a)          Exercisable  Unexercisable    Exercisable  Unexercisable
                       -----------  -------------    -----------  -------------
Paul C. Rotondi . . .     27,200        6,800              --             --
Theodore J. Doll. . .        --        24,000              --        $138,000


Severance Agreement

     The Company has entered into a Severance Agreement with Paul Rotondi, which agreement provides that if at any time following a "Change in Control" of the Company, the Company or the Bank were to terminate his employment with the Company or the Bank, for any reason other than for "cause," or if he were to terminate his own employment following a demotion, loss of title, office or significant authority, a reduction in annual compensation or relocation of his principal place of employment, he would be entitled to receive a payment in an amount equal to three times his average annual compensation over the five previous years of his employment with the Bank. If a Change in Control had occurred as of December 31, 1993, followed by a termination of employment, the amount payable to Mr. Rotondi pursuant to his severance agreement would have been $507,000. The agreement also provides for certain retirement benefits in the event of a termination of employment for reasons other than cause. Certain insurance coverage maintained by the Bank at the time of any such termination would be continued for a three-year period. The

Merger will constitute a "Change in Control" under the terms of the Severance Agreement. Mr. Rotondi has agreed with Hubco, Inc. to reduce his benefits such that they will not result in an excise tax being imposed under certain provisions of the Internal Revenue Code.

Retirement Benefits

     The Bank maintains and funds a tax-qualified, non-contributory defined benefit pension plan for its employees, which is administered by The Retirement System Group, Inc. All salaried employees age 21 or older who have completed at least one year of service participate in the plan. The plan provides an annual benefit payable at age 65 equal to 2% of the employee's "Average Annual Salary," multiplied by years of credited service, without offset for Social Security benefits. The calculation of Average Annual Salary is essentially based on the "Salary" reported in the Summary Compensation Table. The average represents the average of the highest 36 months of base salary within the final 120 months. The maximum annual benefit is 50% of the Average Annual Salary. A participant who at the time of his or her termination of service (for reasons other than death) has completed at least five years of vested service shall be eligible for a vested retirement benefit. A participant at the time of his or her termination of service shall be eligible for an early retirement benefit provided (a) he or she has attained age sixty, or (b) he or she has completed thirty or more years of vested service with the employer. Only that compensation and credited service accrued by the participant prior to his or her termination of service is used to compute his or her retirement benefit. A participant who incurs a termination of service prior to his or her normal retirement date and after having completed at least ten years of vested service is eligible for a retirement benefit (as defined by the Retirement Plan).

     The table below illustrates annual benefits under the plan assuming retirement at age 65 during 1993, at various levels of compensation and years of credited service. The amount of benefits shown are on a "straight life" basis (i.e., payment during the life of the employee with no continuing payments following the employee's death).

                                       Amount of Annual Retirement Benefit
                                         With Credited Years of Service
   Annual                             ------------------------------------
Compensation                            15 Years    20 Years      25 Years
- - -------------                           --------    --------      --------
$ 40,000  . . . . . . . . . . . . .     $12,000     $16,000       $20,000
  60,000  . . . . . . . . . . . . .      18,000      24,000        30,000
  80,000  . . . . . . . . . . . . .      24,000      32,000        40,000
 100,000  . . . . . . . . . . . . .      30,000      40,000        50,000
 120,000  . . . . . . . . . . . . .      36,000      48,000        60,000
 140,000  . . . . . . . . . . . . .      42,000      56,000        70,000
 160,000  . . . . . . . . . . . . .      48,000      64,000        80,000
 180,000  . . . . . . . . . . . . .      54,000      72,000        90,000
 200,000  . . . . . . . . . . . . .      60,000      80,000       100,000

     As of December 31, 1993, Messrs. Rotondi and Doll had 5 and 4 years of credited service, respectively. Mr. Doll would have 20 years of credited service at age 65 if he were to remain in the Bank's employ until age 65.

Compensation Committee Interlocks and Insider Participation

     The Company's Salaries Committee consists of Wilson Britten (Chairman), Duncan M. Lasher and Robert A. Hand. Theodore Doll, Jr. was a member of the Salaries Committee for the first twelve days of 1993 and is also an "ex officio" member of that Committee. Mr. Doll is the father of Theodore J. Doll, the Company's President and Chief Operating Officer.

     Theodore J. Doll, the Chief Operating Officer and President of the Company and the Bank since December 21, 1989, is one of about 40 limited partners of a partnership (the "Partnership") that is the obligor on the Bank's largest non-performing asset, a loan on which the Bank currently has a first mortgage and an assignment of rents (the "Bankruptcy Loan"). The Bankruptcy Loan is currently in non-accrual status. Mr. Doll's equity interest in the Partnership is less than 5% and he plays no role in the management or decision-making with respect to that entity. Mr. Doll acquired his equity interest, and the Bankruptcy Loan was made to the Partnership, at a time when Mr. Doll was neither a director or officer of the Company or the Bank (although his father was a director of the Company and the Bank when the Bankruptcy Loan was extended to the Partnership and remains a director at this time).

     During 1993, a bankruptcy petition was filed by the Partnership. That petition was dismissed on November 10, 1993. Pursuant to a court order, rental payments that would otherwise have been paid to the Bank in accordance with its assignment of rents were released to the City of Philadelphia to pay a substantial portion of property tax arrearages. Rental payments were resumed in December 1993. The interest income which would have been recorded had the rental payments been received and the actual income recorded approximated $580,000 and $295,000, respectively, for the year ended December 31, 1993.

     The balance of the Bankruptcy Loan at March 31, 1994 was $9.2 million. During the three years ended March 31, 1994, the largest indebtedness under the Bankruptcy Loan was $9.3 million. The Bankruptcy Loan has an interest rate of 10% per annum; however, the Bank is currently involved in negotiations which may result in a restructuring of the Bankruptcy Loan.

     The Bankruptcy Loan is secured by an approximately 450,000 square foot building which is rented to the Internal Revenue Service (the "IRS") under a lease which is cancelable by the IRS upon 60 days' notice. The building is situated in northeast Philadelphia in a site with two other IRS facilities. The IRS announced in early December 1993 that this site will be converted into a customer service center with a potential loss of 2,500 permanent and seasonal jobs. It has been reported in the press that the process of reducing the workforce at the northeast Philadelphia center will begin in 1996 and be completed in 1999. The effect, if any, of the conversion and reduction in workforce on the building securing this loan is unknown at this time.

     The Bank has loans outstanding with certain executive officers, directors and their affiliates, which loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                                        Amount and Nature
                                     of Beneficial Ownership   Percent of
      Name                              of Common Stock(1)        Class
      ----                           -----------------------   -----------
Wilson A. Britten . . . . . . . . .         17,830(2)(3)           0.8%
Theodore Doll, Jr.  . . . . . . . .         19,187(2)              0.8
Theodore J. Doll  . . . . . . . . .         91,541(4)              3.9
Robert A. Hand  . . . . . . . . . .          9,875(2)              0.4
Duncan M. Lasher  . . . . . . . . .          8,187(2)              0.4
Charles A. Rotondi  . . . . . . . .         17,710(2)              0.8
Paul C. Rotondi . . . . . . . . . .         89,791(5)              3.8
Joseph A. Tighe, Jr.  . . . . . . .         12,084(2)(6)           0.5
James M. Ungerleider  . . . . . . .         18,052(2)              0.8
All Directors and Executive
 Officers as a group
 (15 persons)(7)  . . . . . . . . .        386,917                15.7%
- - ----------
(1) As of March 15, 1994. Unless otherwise indicated, each person effectively exercises sole (or shares with spouse) voting and dispositive power as to the shares reported.

(2) Includes 7,187 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994.

(3)  Includes 1,500 shares held in trust.

(4) Includes 12,250 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994 and the shares held by the ESOP described below as to which Mr. Doll may direct the vote by virtue of shares allocated to his account (estimated to be a total of 2,791 shares as of March 15, 1994). Includes 15,000 shares held by Mr. Doll's children.

(5) Includes 4,490 shares held for the benefit of minor children, 34,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994 and the shares held by the ESOP described below as to which Mr. Rotondi may direct the vote by virtue of shares allocated to his account (estimated to be a total of 6,044 shares as of March 15, 1994).

(6)  Includes 150 shares held for the benefit of his children.

(7) Includes 102,650 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994 and 8,872 shares subject to awards under the Company's Management Recognition and Retention Plan (the "MRP"), as to all of which shares voting may be directed. Under the terms of the MRP, recipients of unvested awards may direct the voting of the shares covered by their awards and unawarded shares held in the MRP trust are voted by the trustee in the same proportion as shares which have been awarded. Also includes shares of Common Stock held by the the Bank's Employee Stock Ownership Plan (the "ESOP") as to which directors and officers of the Company may direct the vote by virtue of shares allocated to their accounts (estimated to be a total of 28,537 shares as of March 15, 1994). Under the terms of the ESOP, shares of Common Stock allocated to the accounts of employees are voted in accordance with the instructions of the respective employees.

Item 13. Certain Relationships and Related Transactions

     Theodore J. Doll, the Chief Operating Officer and President of the Company and the Bank since December 26, 1989, is one of about 40 limited partners of a partnership (the "Partnership") that is the obligor on the Bank's largest non-performing asset, a loan on which the Bank currently has a first mortgage and an assignment of rents (the "Bankruptcy Loan"). The Bankruptcy Loan is currently in non-accrual status. Mr. Doll's equity interest in the Partnership is less than 5% and he plays no role in the management or decision-making with respect to that entity. Mr. Doll acquired his equity interest, and the Bankruptcy Loan was made to the Partnership, at a time when Mr. Doll was neither a director or officer of the Company or the Bank (although his father was a director of the Company and the Bank when the Bankruptcy Loan was extended to the Partnership and remains a director at this time).

     During 1993, a bankruptcy petition was filed by the Partnership. That petition was dismissed on November 10, 1993. Pursuant to a court order, rental payments that would otherwise have been paid to the Bank in accordance with its assignment of rents were released to the City of Philadelphia to pay a substantial portion of property tax arrearages. Rental payments were resumed in December 1993. The interest income which would have been recorded had the rental payments been received and the actual income recorded approximated $580,000 and $295,000, respectively, for the year ended December 31, 1993.

     The balance of the Bankruptcy Loan at March 31, 1994 was $9.2 million. During the three years ended March 31, 1994, the largest indebtedness under the Bankruptcy Loan was $9.3 million. The Bankruptcy Loan has an interest rate of 10% per annum; however, the Bank is currently involved in negotiations which may result in a restructuring of the Bankruptcy Loan.

     The Bankruptcy Loan is secured by an approximately 450,000 square foot building which is rented to the Internal Revenue Service (the "IRS") under a lease which is cancelable by the IRS upon 60 days' notice. The building is situated in northeast Philadelphia in a site with two other IRS facilities. The IRS announced in early December 1993 that this site will be converted into a customer service center with a potential loss of 2,500 permanent and seasonal jobs. It has been reported in the press that the process of reducing the workforce at the northeast Philadelphia center will begin in 1996 and be completed in 1999. The effect, if any, of the conversion and reduction in workforce on the building securing this loan is unknown at this time.

     The Bank has loans outstanding with certain executive officers, directors and their affiliates, which loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     During 1993, James Ungerleider, a director of the Company and the Bank, was paid fees of $27,500 for services provided as an outside director representative on a committee that monitors compliance under certain regulatory agreements and for other compliance services.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          WASHINGTON BANCORP, INC.

                          By  /s/            Paul C. Rotondi
                            -------------------------------------------------
                                             (Paul C. Rotondi)
                            Chairman of the Board and Chief Executive Officer
Dated: April 27, 1994



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its report has been signed below on April 27, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/    Paul C. Rotondi                 Chairman of the Board and Chief
- - ------------------------------------      Executive Officer and
      (Paul C. Rotondi)                   * as attorney in fact


*/s/  Thomas S. Bingham                Chief Financial and Accounting Officer
- - ------------------------------------
    (Thomas S. Bingham)



Directors:

                                        */s/  Theodore Doll, Jr.
- - ------------------------------------    ----------------------------------
      (Wilson A. Britten)                     (Theodore Doll Jr.)


*/s/ Joseph A. Tighe, Jr.               /s/     Paul C. Rotondi
- - ------------------------------------    -----------------------------------
    (Joseph A. Tighe, Jr.)                     (Paul C. Rotondi)


*/s/   Robert A. Hand                  */s/   James M. Ungerleider
- - ------------------------------------   -----------------------------------
      (Robert A. Hand)                       (James M. Ungerleider)


*/s/   Theodore J. Doll                 */s/    Charles A. Rotondi
- - ------------------------------------    ----------------------------------
      (Theodore J. Doll)                       (Charles A. Rotondi)


*/s/   Duncan M. Lasher
- - ------------------------------------
      (Duncan M. Lasher)