Form 10-K/A
period 1993-12-31
WASHINGTON BANCORP INC
filed 1994-05-11
CIK 811553

=============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               --------------------
                                   FORM 10-K/A2

     ITEM 8 OF PART II AND ITEMS 11 AND 12 OF PART III ARE SET FORTH IN THEIR ENTIRETY. NO CHANGES ARE BEING MADE IN ANY OTHER ITEMS.

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
=============================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are presented herein on the following pages:

     Report of Independent Accountants ...............................   2
     The Company and Subsidiary:
       Consolidated Balance Sheets ...................................   3
       Consolidated Statements of Operations .........................   4
       Consolidated Statements of Changes in Stockholders' Equity.....   5
       Consolidated Statements of Cash Flows .........................   6
       Notes to Consolidated Financial Statements ....................   8

     (b) The following supplementary financial information is presented herein on the following page:

       Summary of Quarterly Results ..................................  26

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

     REO is carried at the lower of cost (principal balance of the former loan plus cost of obtaining title and possession) or fair value less estimated cost to sell. When a property is transferred to ISF, the excess of the loan balance over market or the fair value less estimated cost to sell is charged to the allowance for losses on loans.

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

                                                   December 31,
                                       ------------------------------------
                                             1993                1992
                                       ----------------    ----------------
Capital ratios:              Required*  Company    Bank     Company    Bank
- - ---------------              --------   -------    ----     -------    ----
Leverage. . . . . . . . . .    5.00%    11.70%    11.38%    10.62%    10.33%
Core risk-based . . . . . .    6.00     23.55     22.90     16.32     15.87
Total risk-based. . . . . .   10.00     24.81     24.16     17.58     17.12
- - ------------
*For qualification as a well-capitalized institution.

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



                     UNEXERCISED OPTIONS AT FISCAL YEAR END


                          Number of Securities         Value of Unexercised
                         Underlying Unexercised        In-the-Money Options/
                       Options/SARs at FY-End (#)       SARs at FY-End ($)
          Name         --------------------------    --------------------------
          ----                   (d)                           (e)
          (a)          Exercisable  Unexercisable    Exercisable  Unexercisable
                       -----------  -------------    -----------  -------------
Paul C. Rotondi . . .     27,200        6,800              --             --
Theodore J. Doll. . .        --        24,500              --        $140,875


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

Retirement Benefits

     The Bank maintains and funds a tax-qualified, non-contributory defined benefit pension plan for its employees, which is administered by the Savings Bank. All salaried employees age 21 or older who have completed at least one year of service participate in the plan. The plan provides an annual benefit payable at age 65 (or the fifth year of participation in the plan, if that is later) equal to 2% of the employee's
"Average Annual Salary," multiplied by years of credited service, without offset for Social Security benefits. The calculation of Average Annual Salary is essentially based on the "Salary" reported in the Summary Compensation
Table. The average represents the average of the highest 36 months of base salary within the final 120 months. The maximum annual benefit is 50% of the Average Annual Salary. A participant who at the time of his or her termination of service (for reasons other than death) has completed at least five years of vested service shall be eligible for a vested retirement benefit. A participant at the time of his or her termination of service shall be eligible for an early retirement benefit provided (a) he or she has attained age sixty and completed fifteen or more years of vested service with the employer, or (b) he or she has completed thirty or more years of vested service with the employer. Only that compensation and credited service accrued by the participant prior to his or her termination of service is used to compute his or her retirement benefit. A participant who incurs a termination of service prior to his or her normal retirement date and after having completed at least ten years of vested service is eligible for a retirement benefit.

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

Compensation Committee Interlocks and Insider Participation

     The Company's Salaries Committee consists of Wilson Britten (Chairman), Duncan M. Lasher and Robert A. Hand. Theodore Doll, Jr. was a member of the Salaries Committee for the first twelve days of 1993 and is also an "ex officio" member of that Committee. Mr. Doll is the father of Theodore J. Doll, the Company's President and Chief Operating Officer and a director.

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

(4) Includes 12,250 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994 and 1,800 shares subject to awards under the Company's MRP, as to all of which shares voting may be directed. Under the terms of the MRP, recipients of unvested awards may direct the voting of the shares covered by their awards and unawarded shares held in the MRP trust are voted by the trustee in the same proportion as shares which have been awarded. Also includes shares held by the ESOP described below as to which Mr. Doll may direct the vote by virtue of shares allocated to his account (estimated to be a total of 2,791 shares as of March 15, 1994). Includes 15,000 shares held by Mr. Doll's children.

(5) Includes 4,490 shares held for the benefit of minor children, 34,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 1994 and 1,800 shares subject to awards under the Company's MRP, as to all of which shares voting may be directed. Under the terms of the MRP, recipients of unvested awards may direct the voting of the shares covered by their awards and unawarded shares held in the MRP trust are voted by the trustee in the same proportion as shares which have been awarded. Also includes shares held by the ESOP described below as to which Mr. Rotondi may direct the vote by virtue of shares allocated to his account (estimated to be a total of 6,044 shares as of March 15, 1994).

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

                          By  /s/            Paul C. Rotondi
                            -------------------------------------------------
                                             (Paul C. Rotondi)
                            Chairman of the Board and Chief Executive Officer
Dated: May 10, 1994



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its report has been signed below on May 10, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.


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