Form 10-Q
period 1994-03-31
WASHINGTON BANCORP INC
filed 1994-05-16
CIK 811553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.

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

              101 WASHINGTON STREET, HOBOKEN , NEW JERSEY 07030
              (Address of principal executive offices)(zip code)

                                (201) 659-0013
             (Registrant's telephone number, including area code)

                                Not Applicable
            (Former name, former address and former fiscal year,if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of common stock, par value $.10 per share,outstanding as of March 31, 1994: 2,307,937.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements                                              PAGE
         --------------------                                              ----
Consolidated Financial Statements of Washington Bancorp, Inc.:

Consolidated Balance Sheets - March 31, 1994 (unaudited) and
 December 31, 1993 ........................................................   3

Consolidated Statements of Income - three months ended March
 31, 1994 and 1993(unaudited) .............................................   4

Consolidated Statements of Cash Flows - three months ended
 March 31, 1994 and 1993(unaudited) .......................................   5

Notes to Consolidated Financial Statements(unaudited) .....................   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  11


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1.  Legal Proceedings ...............................................   18

Item 2.  Changes in Securities ...........................................   18

Item 3.  Defaults Upon Senior Securities .................................   18

Item 4.  Submission of Matters to a Vote of Security Holders .............   18

Item 5.  Other Information ...............................................   18

Item 6.  Exhibits and Reports on Form 8-K ................................   18

Washington Bancorp, Inc. & Subsidiary
Consolidated Balance Sheets

                                                                                       March 31,      December 31,
                                                                                          1994            1993
                                                                                     -------------   -------------
ASSETS                                                                                (Unaudited)
Cash and due from banks ..........................................................   $   6,236,566   $   4,283,032
Federal funds sold ...............................................................       1,700,000       1,900,000
                                                                                     -------------   -------------
  Cash and cash equivalents ......................................................       7,936,566       6,183,032

Investment securities:
    Available-for-sale ...........................................................      63,698,819      57,740,195
    Held-to-maturity (market value $13,746,000 and $14,128,000) ..................      13,701,453      13,848,830
Mortgage-backed securities:
    Available-for-sale ...........................................................       8,014,508       9,516,832
    Held-to-maturity (market value $7,701,000 and $9,365,000) ....................       7,903,815       9,447,366
Loans:
    Held-for-sale (market value $3,980,800 and $4,872,000) .......................       3,980,800       4,852,000
    In portfolio (net of allowance for losses of $2,787,000 and $2,828,000) ......     159,364,011     165,332,900
Other real estate owned (net of allowance for losses of $1,757,000 and $1,880,000)       5,943,038       7,078,038
Accrued interest receivable ......................................................       2,382,586       2,563,176
Premises and equipment, net ......................................................       2,560,240       2,614,031
Federal Home Loan Bank stock, at cost ............................................       1,505,000       1,711,300
Deferred income tax asset ........................................................       1,939,000       1,369,000
Other assets .....................................................................         592,984         378,636
                                                                                     -------------   -------------
       TOTAL ASSETS ..............................................................   $ 279,522,820   $ 282,635,336
                                                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Interest-bearing deposits ......................................................   $ 233,974,482   $ 237,026,264
  Noninterest-bearing deposits ...................................................       9,205,526       9,016,464
                                                                                     -------------   -------------
       Total deposits ............................................................     243,180,008     246,042,728

  Advances from Federal Home Loan Bank ...........................................         400,000         400,000
  Mortgage escrow deposits .......................................................       1,639,293       1,276,819
  Accrued interest payable .......................................................         168,776         189,154
  Other liabilities ..............................................................       1,092,859       1,185,136
                                                                                     -------------   -------------

       TOTAL LIABILITIES .........................................................     246,480,936     249,093,837
                                                                                     -------------   -------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.10 per share, 3,000,000 shares authorized,
    no shares issued and outstanding .............................................            --              --
  Common stock, par value $.10 per share, 6,000,000 shares authorized,
    shares issued and outstanding-2,307,937 in 1994 and 2,307,687 in 1993 ........         230,793         230,768
  Paid-in capital ................................................................      22,502,516      22,500,728
  Retained earnings ..............................................................      11,135,575      10,744,003
  Unrealized gain/(loss) on available-for-sale securities, net of tax ............        (722,000)        186,000
                                                                                     -------------   -------------
                                                                                        33,146,884      33,661,499

Deferred compensation-Management Recognition and Retention Plan ..................        (105,000)       (120,000)
                                                                                     -------------   -------------
       TOTAL STOCKHOLDERS' EQUITY ................................................      33,041,884      33,541,499
                                                                                     -------------   -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 279,522,820   $ 282,635,336
                                                                                     =============   =============

See notes to consolidated financial statements

Washington Bancorp, Inc. & Subsidiary
Consolidated Statements Of Income (Unaudited)

                                                          Three Months ended March 31,
                                                          ----------------------------
                                                               1994          1993
                                                           -----------   -----------
INTEREST INCOME:
   Loans, including fees ...............................   $ 3,392,580   $ 3,934,386
   U.S. Treasury obligations ...........................       836,520       283,413
   Mortgage-backed securities ..........................       171,243       164,446
   Dividends ...........................................        32,175        37,058
   Federal funds sold ..................................        21,464        45,113
   Due from banks ......................................        11,895        12,407
   Other investment securities .........................        59,033       324,989
                                                           -----------   -----------
   Total interest income ...............................     4,524,910     4,801,812
                                                           -----------   -----------
INTEREST EXPENSE:
   Deposits ............................................     1,843,898     2,408,969
   Borrowed funds ......................................         4,813         3,102
                                                           -----------   -----------
   Total interest expense ..............................     1,848,711     2,412,071
                                                           -----------   -----------
     Net interest income ...............................     2,676,199     2,389,741
                                                           -----------   -----------
Provision for losses on loans ..........................        75,000       200,000
                                                           -----------   -----------
   Net interest income after provision
    for losses on loans ................................     2,601,199     2,189,741
                                                           -----------   -----------
OTHER INCOME:
   Service charges on deposit accounts .................        43,986        43,241
   Gain on sale of loans, net ..........................        11,127          --
   Security gains, net .................................          --          29,997
   Other ...............................................        56,764       197,590
                                                           -----------   -----------
   Total other income ..................................       111,877       270,828
                                                           -----------   -----------
OTHER EXPENSES:
   Salaries and employee benefits ......................       827,202       887,180
   REO expense, net ....................................       475,810       435,645
   Occupancy and equipment expenses, net ...............       201,670       192,997
   Federal Deposit Insurance Corporation assessment ....       141,455       182,852
   Other ...............................................       456,367       594,764
                                                           -----------   -----------
   Total other expenses ................................     2,102,504     2,293,438
                                                           -----------   -----------
     Income before income taxes and cumulative effect
      of change in accounting principle ................       610,572       167,131
   Income tax (expense)/benefit ........................      (219,000)      695,000
                                                           -----------   -----------
     Income before cumulative effect of change
      in accounting principle ..........................       391,572       862,131
     Cumulative effect of change in accounting principle          --         300,000
                                                           -----------   -----------
       NET INCOME ......................................   $   391,572   $ 1,162,131
                                                           ===========   ===========
   Income per share:
     Income before cumulative effect of change
      in accounting principle ..........................   $      0.17   $      0.38
     Cumulative effect of change in accounting principle          --            0.13
                                                           -----------   -----------
       NET INCOME ......................................   $      0.17   $      0.51
                                                           ===========   ===========

Weighted average number of shares outstanding ..........     2,353,995     2,276,035
                                                           ===========   ===========

See notes to consolidated financial statements

Washington Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                         Three Months ended March 31,
                                                        -----------------------------
                                                            1994             1993
                                                        ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received ................................   $  5,212,225      $ 5,250,132
   Loan fees received ...............................         42,825           98,699
   Service charges on deposits received .............         43,986           43,241
   Miscellaneous other income received ..............         56,764           61,189
   Income tax refund received .......................           --          1,183,401
   Income taxes paid ................................       (371,600)        (119,107)
   Proceeds from sales of loans originated for resale        863,127             --
   Interest paid ....................................     (1,869,089)      (2,503,365)
   Cash paid to employees and for other expenses ....     (1,979,478)      (1,853,259)
                                                        ------------      -----------
       Net cash provided by operating activities ....      1,998,760        2,160,931
                                                        ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities
    available-for-sale ..............................         21,661          955,323
   Proceeds from maturities of securities
    available-for-sale ..............................      2,692,100             --
   Purchase of securities available-for-sale ........    (10,247,095)            --
   Principal collected on mortgage-backed
    securities available-for-sale ...................      1,259,898          223,396
   Purchase of mortgage-backed
    securities available-for-sale ...................           --         (3,957,275)
   Proceeds from sales of investment securities .....           --          1,958,400
   Proceeds from maturities of investment securities          74,332       16,624,805
   Purchase of investment securities ................           --         (4,371,672)
   Principal collected on mortgage-backed securities       1,421,484          354,972
   Purchase of mortgage-backed securities ...........           --         (8,368,208)
   Net decrease/(increase) in loans .................      6,419,471       (1,906,855)
   Recoveries on loans charged-off ..................         28,566           87,773
   Capital expenditures .............................         (1,895)         (36,393)
   Proceeds from sales of REO, net of financed
    sales and closing costs .........................        378,385        1,450,928
   Proceeds from redemption/(purchase) of FHLB stock         206,300          (79,300)
                                                        ------------      -----------
     Net cash provided by investing activities ......      2,253,207        2,935,894
                                                        ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in savings and transaction accounts .      2,002,836        2,599,077
   Net decrease in certificates of deposit ..........     (4,865,556)      (4,189,839)
   Net increase in mortgage escrow deposits .........        362,474          705,655
   Advances from FHLB ...............................           --            400,000
   Exercise of stock options ........................          1,813             --
                                                        ------------     ------------
     Net cash used in financing activities ..........     (2,498,433)        (485,107)
                                                        ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........      1,753,534        4,611,718

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........      6,183,032        7,336,433
                                                        ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $  7,936,566      $11,948,151
                                                        ============      ===========

See notes to consolidated financial statements

WASHINGTON BANCORP, INC. AND SUBSIDIARY

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                          1994         1993
                                                      -----------   -----------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
Net income ........................................   $   391,572   $ 1,162,131
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation ..................................        55,686        64,972
    Provision for losses on loans and REO .........       405,000       401,000
    Recognition of deferred compensation expense ..        15,000        15,000
    Deferred loan fees ............................       (47,863)      (24,554)
    Deferred taxes ................................       (64,000)     (300,000)
    Gain on sales of investment and
     mortgage-backed securities ...................          --         (21,256)
    Gain on sales of REO ..........................       (88,037)      (44,210)
    Loss on sales of REO ..........................        28,402        73,950
    Premium amortization, net of discount earned ..       597,413       483,651
    Changes in operating assets and liabilities:
       (Increase)/decrease in loans originated
         for resale ...............................       852,000          --
       (Increase)/decrease in income tax
         refund receivable ........................          --         320,000
       (Increase)/decrease in accrued
         interest receivable ......................       180,590        79,181
       (Increase)/decrease in other assets ........      (214,348)     (130,259)
       Increase/(decrease) in accrued
         interest payable .........................       (20,378)      (91,294)
       Increase/(decrease) in other liabilities ...       (92,277)      172,619
                                                      -----------   -----------
Net cash provided by operating activities .........   $ 1,998,760   $ 2,160,931
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
    Transfer of loans to REO ......................   $    45,000   $ 1,054,556
                                                      ===========   ===========
    Portion of REO sales financed by the Bank .....   $   531,250   $ 3,238,200
                                                      ===========   ===========
    Lower of cost or market adjustment on
     loans held for sale ..........................   $    19,200   $      --
                                                      ===========   ===========
    Change in unrealized loss on
     available-for-sale securities, net of tax ....   $   908,000   $      --
                                                      ===========   ===========

See notes to consolidated financial statements

                   WASHINGTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED MARCH 31, 1994

Note 1. The interim consolidated financial statements included herein have been prepared by Washington Bancorp, Inc.(the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1993. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures being made are adequate to make the information presented not misleading. In the opinion of management, these consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are necessary for a fair statement of results for the interim periods.
          The results for the 1994 interim period are not necessarily indicative of results to be expected for the entire year.

Note 2. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Washington Savings Bank (the "Bank"). All material intercompany balances and transactions have been eliminated.

Note 3. Income before cumulative effect of change in accounting principle per share and net income per share were computed by dividing net income for each period by the weighted average number of shares outstanding (which excludes unvested shares of the Management Recognition and Retention Plan for all periods) and common stock equivalents. Options granted under the Company's stock option plans are considered stock equivalents for purposes of earnings per share data.

Note 4.   LOANS AND REO

Loans
The primary market area for lending encompasses Hudson and Bergen Counties, New Jersey. The following table sets forth the composition of the loan portfolio:

                               March 31,      December 31,
                                 1994             1993
                             -------------   -------------
                              (unaudited)
Real estate:
  1-4 family .............   $ 104,061,956   $ 109,211,067
  Multi-family/commercial       55,308,224      53,860,461
  Construction ...........       1,919,724       3,282,555
                             -------------   -------------
   Total real estate loans     161,289,904     166,354,083

Commercial/financial .....         505,150       1,421,985
Consumer and other loans .       1,244,605       1,322,178
                             -------------   -------------
   Total loans ...........     163,039,659     169,098,246

Less: Unearned interest ..          78,558          79,393
      Deferred loan fees .         810,090         857,953
      Allowance for losses       2,787,000       2,828,000
                             -------------   -------------
  Loans, net .............   $ 159,364,011   $ 165,332,900
                             =============   =============

Nonperforming loans
Nonperforming loans, which are a component of loans, include loans which are accounted for on a nonaccrual basis and troubled debt restructurings.

                                   March 31,    December 31,
                                     1994           1993
                                 ------------   -----------
                                  (unaudited)
Nonaccrual loans:
   Real estate loans:
     1-4 family ..............   $  2,725,016   $ 2,783,813
     Multi-family/commercial .     10,043,911     9,981,691
     Construction ............           --            --
                                 ------------   -----------
       Total real estate loans     12,768,927    12,765,504
   Commercial/financial ......           --            --
   Consumer and other loans ..         33,348        32,647
                                 ------------   -----------
     Total nonaccrual loans ..     12,802,275    12,798,151
Troubled debt restructurings:
   Commercial/financial ......          8,872       151,788
                                 ------------   -----------
     Total nonperforming loans   $ 12,811,147   $12,949,939
                                 ============   ===========


          Included in multi-family/commercial real estate nonaccrual loans is a loan, collateralized by a first mortgage and an assignment-of-rents, to a partnership whose general partner filed a Chapter 11 bankruptcy petition during the first quarter of 1993 (the "Partnership Loan"). On November 10, 1993, the Court dismissed the bankruptcy petition. Nevertheless, the Bank did not receive any of the rental payments from April 1993 through November 1993, as the payments were made to a debtor-in-possession account and, pursuant to a Court Order, were released to the City of Philadelphia (and not to the Bank) to pay a substantial portion of property tax arrearages. Rental payments were resumed to the Bank in December 1993. On January 29, 1994, the Bank paid approximately $450,000 to the City of Philadelphia to resolve all remaining property tax arrearages and to pay 1994 property taxes. The amount of such payment was capitalized into the Partnership Loan balance during 1994, increasing the loan balance to approximately $9.2 million. The Bank anticipates that the Partnership Loan will be renegotiated during 1994. Based upon a $12.2 million appraisal, management believes that the Bank has adequate collateral with respect to the Partnership Loan and anticipates collection of the outstanding principal balance.

REO                                   March 31,    December 31,
                                        1994           1993
                                    ------------   ------------
                                     (unaudited)
Acquired by foreclosure or
     deed in lieu of foreclosure    $  2,948,038   $  3,920,667
Loans foreclosed in-substance ...      4,752,000      5,037,371
Less: Allowance for losses on REO     (1,757,000)    (1,880,000)
                                    ------------   ------------
   REO, net .....................   $  5,943,038   $  7,078,038
                                    ============   ============


Allowance for losses on loans and REO

                                         Loans          REO          Total
                                      -----------   -----------   -----------
Balance, December 31, 1993 ........   $ 2,828,000   $ 1,880,000   $ 4,708,000
Provision for losses ..............        75,000       330,000       405,000
Recoveries ........................        28,149          --          28,149
Losses charged off ................      (144,149)     (453,000)     (597,149)
                                      -----------   -----------   -----------
Balance, March 31, 1994 (unaudited)   $ 2,787,000   $ 1,757,000   $ 4,544,000
                                      ===========   ===========   ===========



Note 5. In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk which are properly not recorded in the consolidated financial statements. At March 31, 1994, the Company's exposure to credit loss in the event of nonperformance by the potential borrowers is represented by the contractual amount of the financial instruments as follows:

                                                                   Expiration
                                        Contractual  Interest         Dates
                                           Amount      Rates         Through
                                        ----------   ---------   --------------
Loan commitments-variable ...........   $1,197,000   6.1%- 8.5%       June 1994
Loan commitments-fixed ..............    2,088,000   7.0 - 9.5        June 1994
Lines of credit-variable ............    1,854,000   7.5 -11.0   September 1994
Undisbursed construction loans-fixed       725,000   7.0 -10.0      August 1995






Note 6. In October 1991, a complaint was filed by a former officer in New Jersey Superior Court against the Company, the Bank and certain directors and officers seeking unspecified damages relating to the termination of such officer's employment. The Bank and individual defendants filed an answer and asserted certain counterclaims. Although this complaint was dismissed, it was dismissed without prejudice to the plaintiff's right to refile the complaint by March 31, 1994. The complaint was refiled by such date. It is anticipated that the Company and individual defendants will file a comparable answer and counterclaims. In April 1992, a complaint was filed in the New Jersey Superior Court against the Company and the Bank seeking unspecified damages and alleging violations of state securities laws, certain banking laws and state common law. In February 1994, the plaintiffs amended their complaint to add claims against nine individual defendants, including current and former officers and directors of the Company and the Bank. This lawsuit is in the discovery stage. Management believes that the defendants have meritorious defenses in both of these actions and intends to vigorously defend these actions. Given the uncertainties involved in judicial proceedings and the preliminary stage of discovery in these matters, management cannot determine the precise amount of any potential loss that may arise in these matters. Accordingly, no provision for loss, if any, that may result upon resolution of these matters has been recorded in the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   General

     Washington Bancorp Inc. (the "Company") reported net income for the quarter ended March 31, 1994 of $392,000, or $.17 per share, as compared with net income of $1,162,000, or $.51 per share, for the quarter ended March 31, 1993. Included in the 1993 net income is an income tax refund of approximately $747,000 and interest of $136,000 thereon, as well as a $300,000 benefit upon adoption of SFAS 109-"Accounting for Income Taxes." For more information regarding results of operations, refer to "Results of Operations for the three months ended March 31, 1994 and 1993" below.

     During the first quarter of 1994, nonperforming assets decreased to $18.7 million ($9.2 million attributable to the Partnership loan, which is described in the next paragraph; $3.6 million in other nonperforming loans and $5.9 million in real estate owned ("REO")) from $20.0 million ($8.8 million attributable to the Partnership loan, $4.1 million in other nonperforming loans and $7.1 million in REO) at December 31, 1993. The primary reason for the decrease in nonperforming assets was the sale of thirteen parcels of REO with a net book value of $850,000 as well as write-downs of REO totaling $330,000, the largest of which was $100,000 on the largest REO property. At March 31, 1994 and December 31, 1993, the Company's aggregate amount of allowance for losses on loans and REO of $4.5 million and $4.7 million, respectively, approximated 40% and 36%, respectively, of gross nonperforming assets excluding the Partnership Loan and approximated 22% and 21%, respectively, of gross nonperforming assets including the Partnership Loan.

     The "Partnership Loan" is a loan, collateralized by a first mortgage and an assignment-of-rents, to a partnership whose general partner filed a Chapter 11 bankruptcy petition during the first quarter of 1993. On November 10, 1993, the Court dismissed the bankruptcy petition. Nevertheless, the wholly-owned subsidiary of the Company-Washington Savings Bank (the "Bank")-did not receive any of the rental payments from April 1993 through November 1993, as the payments were made to a debtor-in-possession account and, pursuant to a Court Order, were released to the City of Philadelphia (and not to the Bank) to pay a substantial portion of property tax arrearages. Rental payments were resumed to the Bank in December 1993. On January 29, 1994, the Bank paid approximately $450,000 to the City of Philadelphia to resolve all remaining property tax arrearages and to pay 1994 property taxes. The amount of such payment was capitalized into the Partnership Loan balance during 1994. The Bank anticipates that the Partnership Loan will be renegotiated during 1994. During the first quarter of 1994, the Bank recognized approximately $219,000 of interest income on the Partnership Loan.

     During the first quarter of 1994, the Company experienced a net decrease in loans of approximately $6.1 million, or 4%, to $163.0 million at March 31, 1994 from $169.1 million at year-end 1993 and a net decrease in mortgage-backed securities of approximately $3.1 million, or 16%, to $15.9 million at March 31, 1994 from $19.0 million at year-end 1993 due to mortgage prepayments. A portion of the funds were used to fund approximately $2.8 million of net deposit outflows and the remainder of the funds were reinvested in investment securities. These events occurred while the Federal Reserve Bank ("FRB") raised interest rates and while the Company did not experience a significant change in its cost of funds. The Company maintains a relatively high liquidity ratio of approximately 40% should deposit outflows continue into the foreseeable future.

     The increase in the interest rate environment during the first quarter of 1994 also decreased the carrying value of securities available for sale by $908,000 (net of tax). Such market value adjustment had no effect on results of operations; however, stockholders' equity was reduced by $908,000. The amount of unrealized loss on available-for-sale securities (net of tax) as of March 31, 1994 was $722,000.

     As previously announced, the FRB recently completed an off-site analysis of the Company. As a result of that analysis, in January 1994, the FRB rescinded its Memorandum of Understanding, which the Company had originally signed on August 13, 1991 in connection with the FRB's examination as of December 31, 1990.


B.   Results of Operations for the three months ended March 31, 1994 and 1993
     ------------------------------------------------------------------------

     NET  INCOME:

     The Company's net income for the quarter ended March 31, 1994 was $392,000, or $.17 per share, as compared with net income of $1,162,000, or $.51 per share, for the quarter ended March 31, 1993. Included in the 1993 net income is an income tax refund of approximately $747,000 and interest of $136,000 thereon, as well as a $300,000 benefit upon adoption of SFAS 109-"Accounting for Income Taxes."

     Excluding the 1993 events referred to above, net income improved approximately $413,000 due primarily to an improvement in net interest income of $286,000, or 12%, a decrease in total other expenses of $191,000, or 8%, and a decrease in the provision for losses on loans of $125,000, or 63%, which was partially offset by certain factors, including an increase in income tax expense of $167,000.

     NET INTEREST INCOME:

     Net interest income increased $286,000, or 12%, for the three months ended March 31, 1994 as compared with the corresponding period last year. The increase from 1993 was primarily due to the fact that rates of interest-bearing liabilities declined more rapidly than yields of interest-earning assets, as well as to an increase in net interest-earning assets. The interest rate spread improved to 3.53% for the three months ended March 31, 1994 from 3.16% for the comparable period of 1993.

     Total interest income decreased $277,000, or 6%, due to lower yields earned on substantially all interest-earning asset categories as well as a change in the mix of interest-earning assets, partially offset by a $2.3 million increase in average interest-earning assets. The low yield earned on mortgage-backed securities was due in part to prepayments which occurred more rapidly than originally anticipated resulting in increased premium amortization of $105,000 during the first quarter of 1994. In addition, lower yields of mortgage loans was a result of adjustable-rate loans repricing downward in concert with an overall decline in the interest rate environment from the first quarter of 1993 to the first quarter of 1994. The mix of interest-earning assets negatively impacted interest income as excess funds from prepayments of mortgage loans were reinvested into investment and mortgage-backed securities earning 4.75% and 3.90%, respectively, on average. The increase in average interest-earning assets was primarily a result of reductions in REO.

     Total interest expense decreased $563,000, or 23%, due to lower rates paid on all categories of interest-bearing liabilities, a lower average balance of interest-bearing liabilities and a change in the liability mix. Average yields for interest-bearing liabilities declined to 3.18% for the three months ended March 31, 1994 from 4.03% for the three months ended March 31, 1993. The average balance of total interest-bearing liabilities declined to $236.0 million from $242.9 million as a result of net deposit outflows. The change in the mix of interest-bearing liabilities decreased interest expense as the average balance of savings accounts increased to 44% of total interest-bearing liabilities for the three months ended March 31, 1994 from 41% for the quarter ended March 31, 1993, while the average balance of CD's decreased to 51% of total interest-bearing liabilities for the three months ended March 31, 1994 from 54% for the quarter ended March 31, 1993. Generally, interest rates paid on savings accounts are lower than interest rates paid on CD's.

     (Refer to rate/volume analysis and yield/cost analysis on pages 16 and 17, respectively, for further detail.)

     PROVISION FOR LOSSES ON LOANS:

     The provision for losses on loans decreased $125,000, or 63%, to $75,000 for the three months ended March 31, 1994 as compared to $200,000 for the corresponding period last year. The decrease reflects a decrease of approximately 60% in nonperforming loans (excluding the Partnership Loan, the principal of which is perceived by management to be adequately collateralized).

     OTHER INCOME:

     Total other income decreased $159,000, or 59%, due primarily to the receipt of interest of $136,000 in 1993 on the aforementioned income tax refund and a decrease in net security gains of $30,000.

     OTHER EXPENSES:

     Total other expenses decreased $191,000, or 8%, for the three months ended March 31, 1994 as compared with the corresponding period last year. The decrease was primarily due to a decrease of $76,000 in costs associated with nonperforming assets and other matters, a $63,000 decrease in various insurance premiums (the largest of which was $41,000 in reduced FDIC assessments) due to the Company's improved financial status, a $60,000 decrease in salaries and benefits due to less full-time equivalent employees and a $32,000 net decrease in miscellaneous other expense categories, partially offset by a $40,000 increase in REO expense
     (net) as described in the following table.

     The components of REO expense (net) are as follows:

                                               Three months ended March 31,
                                               ----------------------------
                                                   1994             1993
                                               ----------       ----------
     Carrying costs ....................       $  206,000       $  205,000
     Provision for losses ..............          330,000          201,000
     (Gain)/loss on sale, net ..........          (60,000)          30,000
                                               ----------       ----------
      Total REO expense, net ...........       $  476,000       $  436,000
                                               ==========       ==========

     The increase in the provision for losses on REO was due to an additional market value writedown of $100,000 on the largest REO property, reducing its carrying value to $1.4 million.

     INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE:

     The Company recorded an income tax expense of $219,000 for the three months ended March 31, 1994 as compared to an income tax benefit of $695,000 for the corresponding period last year. The income tax benefit in 1993 was comprised of the aforementioned $747,000 income tax refund, offset by a current provision of $52,000.

     On January 1, 1993, The Company adopted Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes", which resulted (during the first quarter of 1993) in a cumulative benefit of a change in accounting principle of $300,000, or $.13 per share.

C.   Liquidity and Capital Resources

     Liquidity is the ability to meet current cash needs in order to fund loans and deposit withdrawals, make debt payments, and cover operating expenses. The Bank's liquidity ratio at March 31, 1994 and December 31, 1993, as calculated according to the FDIC definition, was 39.5% and 38.8%, respectively, while the amount of assets used in the liquidity ratio calculation was $97.1 million and $96.4 million, respectively. The increase in the liquidity ratio was primarily due to cash received on prepayments of loans and mortgage-backed securities, sales of REO and non-payment of first quarter taxes due to a delay in the transmission of first quarter tax bills from municipalities in the Company's primary lending area, partially offset by an increase in unrealized losses in the securities portfolio.

     Cash and cash equivalents increased $1.8 million during the first quarter of 1994, as operating activities provided $2.0 million and investing activities provided $2.3 million, offset by financing activities using $2.5 million. The $2.0 million of cash provided by operating activities was primarily derived from net interest income and proceeds from sales of loans originated for resale, partially offset by cash expenditures for employees, taxes and other expenses. The $2.3 million of cash provided by investing activities was primarily derived from loan and mortgage-backed securities prepayments as well as maturities of investment securities, partially offset by reinvestment of proceeds into investment securities. The $2.5 million used in financing activities relected net deposit outflows.

     As of March 31, 1994, the Company's and the Bank's capital ratios were as follows:

     Capital ratios:                 Required*   Company     Bank
     ---------------                 ---------   -------     -----
     Leverage ...................       5.00%     11.82%     11.50%
     Core risk-based ............       6.00      24.85      24.16
     Total risk-based ...........      10.00      26.10      25.41

         *  For qualification as a well-capitalized institution.

Washington Bancorp, Inc. & Subsidiary
Rate/Volume Analysis (unaudited)

The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Changes attributable to both volume and rate have been allocated proportionately.

                                                   Three months ended March 31,
                                                      1994 compared to 1993
                                                  ---------------------------
                                                  Increase (Decrease)
                                                         Due to
                                                   ----------------
                                                   Volume     Rate      Net
                                                   ------   -------   -------
                                                     (Dollars in thousands)
 Interest Income:
    Loans (1):

         Mortgage .............................   $  (441)  $   (51)  $  (492)
         Commercial and consumer ..............       (46)       (3)      (49)
                                                  -------   -------   -------
         Total loans ..........................      (487)      (54)     (541)
    Investment securities .....................       280         7       287
    Mortgage-backed securities ................       100       (94)        6
    Federal funds sold ........................       (25)        1       (24)
    Federal Home Loan Bank stock, at cost .....        (1)       (4)       (5)
    Deposits due from banks ...................        (2)        2      --
                                                  -------   -------   -------
    Total interest income .....................      (135)     (142)     (277)
                                                  -------   -------   -------

Interest Expense:

    Regular savings ...........................        24      (168)     (144)
    Market rate certificates ..................      (118)     (276)     (394)
    Checking and money market accounts ........        (1)      (26)      (27)
    Advances from FHLB and ESOP debt ..........         2      --           2
                                                  -------   -------   -------
    Total interest expense ....................       (93)     (470)     (563)
                                                  -------   -------   -------

Changes in net interest income ................   $   (42)  $   328   $   286
                                                  =======   =======   =======


(1) Includes nonperforming loans and loans held for sale, and excludes REO(in-substance and by-deed). Also, loan fees are included in interest income.

Washington Bancorp, Inc. & Subsidiary
Yield/Cost Analysis (unaudited)

                                                                                   Three Months Ended March 31,
                                                               ----------------------------------------------------------------
                                                                              1994                             1993
                                                               ------------------------------    ------------------------------
                                                                            Interest  Average                Interest   Average
                                                               Average      Income/    Yield/    Average      Income/    Yield/
                                                               Balance      Expense     Cost     Balance      Expense     Cost
                                                               --------     -------     ----     --------     -------     ----
                                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (1):
  Mortgage ...............................................     $168,167     $ 3,347     7.96%    $189,992     $ 3,839    8.08%
  Commercial and consumer ................................        2,565          46     7.15        4,961          95     7.68
                                                               --------     -------              --------     -------
  Total loans ............................................      170,732       3,393     7.95      194,953       3,934     8.07
 Investment securities ...................................       75,446         896     4.75       51,662         609     4.71
 Mortgage-backed securities ..............................       17,571         171     3.90       10,909         165     6.03
 Federal funds sold ......................................        2,895          21     2.97        6,337          45     2.85
 Federal Home Loan Bank stock, at cost ...................        1,633          32     7.88        1,674          37     8.85
 Deposits due from banks .................................        1,613          12     2.95        2,097          12     2.37
                                                               --------     -------              --------     -------
 Total interest-earning assets ...........................      269,890       4,525     6.71      267,632       4,802     7.19
                                                                            -------     ----                  -------     ----
Noninterest-earning assets ...............................       11,177                            17,827
                                                               --------                          --------
 Total assets ............................................     $281,067                          $285,459
                                                               ========                          ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 Regular savings .........................................     $103,462         640     2.47     $100,465         784     3.12
 Market-rate certificates ................................      120,630       1,144     3.79      130,645       1,538     4.71
 Checking and money market accounts ......................       11,465          60     2.11       11,549          87     3.01
 Advances from FHLB and ESOP debt ........................          400           5     4.81          249           3     4.99
                                                               --------     -------              --------     -------
  Total interest-bearing liabilities .....................      235,957       1,849     3.18      242,908       2,412     4.03
                                                                            -------     ----                  -------     ----
Noninterest-bearing liabilities: .........................       12,851                            12,516
Stockholders' equity .....................................       32,259                            30,035
                                                               --------                          --------
 Total liabilities and stockholders' equity ..............     $281,067                          $285,459
                                                               ========                          ========
Net interest income/interest rate spread .................                  $ 2,676     3.53%                 $ 2,390     3.16%
                                                                            =======     ====                  =======     ====
Net interest-earning assets/net yield on
 interest-earning assets .................................     $ 33,933                 3.97%    $ 24,724                 3.56%
                                                               ========                 ====     ========                 ====
Ratio of interest-earning assets to
 interest-bearing liabilities ............................                              1.14x                             1.10x
                                                                                        ====                              ====

(1)Includes nonperforming loans and loans held for sale, and excludes REO(in-substance and by deed). Also, loan fees are included in interest income.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          For information regarding a complaint filed in September 1991 against the Company and the Bank and a complaint served upon the Company and the Bank in April 1992, see footnote 6 of the notes to consolidated financial statements of this 10-Q filing and see the Company's 1993 Annual Report on Form 10-K.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          1.   Exhibits
               None

          2.   Reports on Form 8-K
               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WASHINGTON BANCORP, INC.



Date: May 16, 1994                                 By:  /s/ Theodore J. Doll
      ------------                                     ---------------------
                                                       Theodore J. Doll
                                                       President and Chief
                                                       Operating Officer



Date: May 16, 1994                                 By:  /s/ Thomas S. Bingham
      ------------                                     ----------------------
                                                        Thomas S. Bingham
                                                        Chief Financial and
                                                        Accounting Officer